Form 10-K/A
period 2020-12-31
Eucrates Biomedical Acquisition Corp.
filed 2021-07-15
CIK 1822929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

The Registrant’s Units began trading on the Nasdaq Capital Market (“Nasdaq”) on October 23, 2020 and the Registrant’s Class A ordinary shares began separate trading on Nasdaq on December 14, 2020. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2020, was $111,712,813.

As of July 15, 2021, there were 13,459,124 ordinary shares, no par value per share, issued and outstanding.

Documents Incorporated by Reference: None.

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), references to:

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

EXPLANATORY NOTE

Eucrates Biomedical Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A, or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 31, 2021, or the “Original Filing,” to restate our financial statements as of and for the periods ended October 27, 2020 and December 31, 2020 included in the Company’s Current Report on Form 8-K and Annual Report on Form 10-K filed with the SEC on November 2, 2020 and March 31, 2021, respectively (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on June 17, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on November 2, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1, 32.2, and 32.3) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the staff of the Division of Corporation Finance of the SEC issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the reclassification of the warrants in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

ii

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

Initial Business Combination

We have until October 27, 2022 to consummate our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under BVI law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Holders

Although there are a larger number of beneficial owners, at March 30, 2021, there were two holders of record of our units, two holders of record of our separately traded ordinary shares and one holder of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from August 21, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the period from August 21, 2020 (inception) through December 31, 2020, we had a net loss of $4,924,473, which consisted of formation and operating costs of $151,051, changes in fair value of warrant liability of $4,671,652 and transaction costs incurred in connection with warrant liabilities of $111,046, offset by interest income on marketable securities held in the Trust Account of $7,628 and an unrealized gain on marketable securities held in the Trust Account of $1,648.

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

For the period from August 21, 2020 (inception) through December 31, 2020, cash used in operating activities was $568,554. Net loss of $4,924,473 was affected by changes in fair value of warrant liability of $4,671,652, transaction costs associated with Initial Public Offering of $111,046, interest earned on marketable securities held in the Trust Account of $7,628, an unrealized gain on marketable securities of $1,648 and changes in operating assets and liabilities, which used $417,503 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $104,805,536. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

This information appears following Item 15 of this Form 10-K/A and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the material weakness that was identified as a result of the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

•	each of our executive officers, directors and director nominees; and

•	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary
Eucrates LLC (2)	2,619,906	19.5%
Dr. Stelios Papadopoulos(2)	2,619,906	19.5%
Parag Saxena(2)	2,619,906	19.5%
Dr. Evangelos (Vangelis) Vergetis(3)	—	—
Shrikant Sathe(3)	—	—
Gonzalo Cordova(3)	—	—
Atanuu Agarrwal(3)	—	—
Daphne Karydas(3)	—	—
William Campbell(3)	—	—
Nina Shapiro((3)	—	—
Amitabh (Amit) Singhal(3)	—	—
BlackRock, Inc.(4)	925,000	6.9%
All officers and directors as a group (10 individuals)	2,619,906	19.5%

(1)	Unless otherwise indicated, the business address of each of the individuals is 250 West 55th Street Suite 13D New York, New York 10019.

(2)	Represents shares held by our sponsor. Each of our officers and directors is expected to become a member of our sponsor. The shares held by our sponsor are beneficially owned by Parag Saxena, our Chief Executive Officer, and Stelios Papadopoulos, our Chairman, the managing members of our sponsor, who have voting and dispositive power over the shares held by our sponsor.

(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor.

(4)	Based solely upon the Schedule 13G filed by BlackRock, Inc. with the SEC on February 8, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Audit Fees. During the period from August 21, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $65,000 for the services Marcum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K/A.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K/A:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K/A.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on October 28, 2020)
4.1	Specimen Unit Certificate - (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-1 on October 15, 2020)
4.2	Specimen Ordinary Shares Certificate - (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-1 on October 15, 2020)
4.3	Specimen Warrant Certificate - (incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-1 on October 15, 2020)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on October 28, 2020)
4.5***	Description of the Registrant’s securities (incorporated by reference to Exhibit 4.5 filed with the Company’s Annual Report on Form 10-K on March 31, 2020)
10.1	Letter Agreement among the Company and each of the Sponsor, directors and officers of the Company (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on October 28, 2020)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 28, 2020)
10.3	Unit Subscription Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on October 28, 2020)
10.4	Registration Rights Agreement - (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 on October 15, 2020)
10.5	Form of Indemnity Agreement - (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1 on October 15, 2020)
24	Power of Attorney (included on signature page of this annual report).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

***	Previously filed.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 15th day of July, 2021.

EUCRATES BIOMEDICAL ACQUISITION CORP.

By:	/s/ Parag Saxena
Name: Parag Saxena
Title: Chief Executive Officer

POWERS OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Parag Saxena and Gonzalo Cordova, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign this annual report on Form 10-K/A (including amendments thereto), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Parag Saxena	Chief Executive Officer and Director	July 15, 2021
Parag Saxena	(Principal executive officer)

/s/ Gonzalo Cordova	Chief Financial Officer	July 15, 2021
Gonzalo Cordova	(Principal financial and accounting officer)

/s/ Stelios Papadopoulos	Director	July 15, 2021
Stelios Papadopoulos

/s/ Evangelos Vergetis	Director	July 15, 2021
Evangelos Vergetis

/s/ Daphne Karydas	Director	July 15, 2021
Daphne Karydas

/s/ Amitabh Singal	Director	July 15, 2021
Amitabh Singal

/s/ William Campbell	Director	July 15, 2021
William Campbell

/s/ Nina Shapiro	Director	July 15, 2021
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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 21, 2020 (inception) through December 31, 2020 have been restated.

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

Tampa, Florida

March 31, 2021, except for the effects of the restatements discussed in Note 2 and Note 10 pertaining to warrants, as to which the date is July 15, 2021.

EUCRATES BIOMEDICAL ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(Restated)

ASSETS
Current assets
Cash	$551,264
Prepaid expenses	470,106
Total Current Assets	1,021,370

Marketable securities held in Trust Account	104,805,536
TOTAL ASSETS	$105,826,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - Accrued expenses	$52,603
Warrant liability	6,623,910
Deferred underwriting fee payable	3,667,869
Total Liabilities	10,344,382

Commitments and Contingencies

Ordinary shares subject to possible redemption, 9,047,451 shares at redemption value	90,482,518

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 4,411,674 shares issued and outstanding (excluding 9,047,451 shares subject to possible redemption)	9,924,479
Accumulated deficit	(4,924,473)
Total Shareholders’ Equity	5,000,006
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,826,906

The accompanying notes are an integral part of these financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

Operating and formation costs	$151,051
Loss from operations	(151,051)

Other expense, net:
Change in fair value of warrant liability	(4,671,652)
Transaction costs incurred in connection with warrant liability	(111,046)
Interest earned on marketable securities held in Trust Account	7,628
Unrealized gain on marketable securities held in Trust Account	1,648

Net loss	$(4,924,473)

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	9,333,519

Basic and diluted net loss per share, Ordinary shares subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Ordinary shares	3,192,257

Basic and diluted net loss per share, Ordinary shares	$(1.55)

The accompanying notes are an integral part of these financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – August 21, 2020 (inception)	—	$—	$—	$—

Issuance of Founder Shares to Sponsor	2,875,000	25,000	—	25,000

Sale of 10,479,626 Units, net of underwriting discount and offering expenses	10,479,626	96,851,997	—	96,851,997

Sale of 359,592 Private Units	359,592	3,530,000	—	3,530,000

Forfeiture of Founder Shares	(255,093)	—	—	—

Ordinary shares subject to redemption	(9,047,451)	(90,482,518)	—	(90,482,518)

Net loss	—	—	(4,924,473)	(4,924,473)

Balance – December 31, 2020	4,411,674	$9,924,479	$(4,924,473)	$5,000,006

The accompanying notes are an integral part of these financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

Cash Flows from Operating Activities:
Net loss	$(4,924,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	4,671,652
Transaction costs incurred in connection with warrant liabilities	111,046
Interest earned on marketable securities held in Trust Account	(7,628)
Unrealized gain on marketable securities held in Trust Account	(1,648)
Changes in operating assets and liabilities:
Prepaid expenses	(470,106)
Accrued expenses	52,603
Net cash used in operating activities	(568,554)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(104,796,260)
Net cash used in investing activities	(104,796,260)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	102,700,335
Proceeds from sale of Private Units	3,595,925
Advances from related party	51,125
Repayment of advances – related party	(51,125)
Payments of offering costs	(380,182)
Net cash provided by financing activities	105,916,078

Net Change in Cash	551,264
Cash – Beginning	—
Cash – Ending	$551,264

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$90,482,518
Deferred underwriting fee payable	$3,667,869
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000

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

On November 20, 2020, the underwriters notified the Company of their intention to partially exercise their over-allotment option. As such, on November 24, 2020, the Company consummated the sale of an additional 479,626 Units, at $10.00 per Unit (see Note 4) and sold an additional 9,592 Private Units, at $10.00 per Private Unit (see Note 5), generating total gross proceeds of $4,892,185.

Transaction costs amounted to $6,168,976 consisting of $2,095,925 of underwriting fees, $3,667,869 of deferred underwriting fees and $405,182 of other offering costs. Offering costs of $111,046 were charged to the statement of operations.

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

EUCRATES BIOMEDICAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

EUCRATES BIOMEDICAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of share, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on October 27, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 27, 2020 (audited)
Warrant Liability	$—	$1,864,167	$1,864,167
Ordinary Shares Subject to Possible Redemption	92,614,880	(1,864,167)	90,750,713
Ordinary Shares	5,004,938	106,298	5,111,236
Accumulated Deficit	(4,932)	(106,298)	(111,230)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$6,623,910	$6,623,910
Ordinary Shares Subject to Possible Redemption	97,106,425	(6,623,913)	90,482,518
Ordinary Shares	5,141,784	4,782,695	9,924,479
Accumulated Deficit	(141,775)	(4,782,698)	(4,942,473)
Shareholders’ Equity	5,000,009	(3)	5,000,006

Statement of Operations for the Period from August 21, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(4,671,652)	$(4,671,652)
Transaction costs associated with Initial Public Offering	—	(111,046)	(111,046)
Net loss	(141,775)	(4,782,698)	(4,942,473)
Weighted average shares outstanding, Ordinary shares subject to possible redemption	9,724,327	(390,888)	9,333,519
Basic and diluted net income per share, Ordinary shares subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Ordinary shares	2,993,800	198,457	3,192,257
Basic and diluted net loss per share, Ordinary shares	(0.05)	(1.50)	(1.55)

Cash Flow Statement for the Period from August 21, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(141,775)	$(4,782,698)	$(4,942,473)
Change in fair value of warrant liability	—	(4,671,652)	(4,671,652)
Transaction costs associated with Initial Public Offering	—	(111,046)	(111,046)
Initial classification of Ordinary shares subject to possible redemption	97,106,425	(6,623,907)	90,482,518

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $6,057,930 were charged to shareholders’ equity upon the completion of the Initial Public Offering and the partial exercise of the underwriters’ over-allotment and $111,046 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 320 "Debt and Equity Securities." These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statement of operations.

Warrant Liability (Restated, see Note 2)

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) Per Ordinary Share (Restated, see Note 2)

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

Non-redeemable ordinary shares includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

EUCRATES BIOMEDICAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from August 21, 2020 (Inception) Through December 31, 2020
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$8,008
Unrealized gain (loss) on marketable securities held in Trust Account
Less: interest available to be withdrawn for payment of taxes	—
Less: interest available to be withdrawn for working capital	—
Net income	$8,008

Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	9,333,519
Basic and diluted net income per share	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(4,924,473)
Net income allocable to Ordinary shares subject to possible redemption	(8,008)
Non-Redeemable Net Loss	$(4,932,481)
Denominator: Weighted Average Non-Redeemable Ordinary Shares (1)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,192,257
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(1.55)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature, excluding the Warrant liability (see Note 10).

Fair Value Measurements (Restated, see Note 2)

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

EUCRATES BIOMEDICAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering and the underwriters’ partial exercise of their over-allotment option, the Company sold 10,479,626 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closings of the Initial Public Offering and the underwriters’ partial exercise of their over-allotment option, the Sponsor purchased an aggregate of 359,592 Private Units at a price of $10.00 per Private Unit, or $3,595,925. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 9. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. At December 31, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 4,411,674 shares of ordinary shares issued and outstanding, which includes the 2,619,907 founder shares and exclude 9,047,451 ordinary shares subject to possible redemption, so that the Sponsor will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the Private Units and assuming the Sponsor did not purchase any Units in the Initial Public Offering).

NOTE 9 — WARRANTS

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

EUCRATES BIOMEDICAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 10 — FAIR VALUE MEASUREMENTS (Restated, see Note 2)

At December 31, 2020, assets held in the Trust Account were comprised of $104,805,536 in money market funds which are invested primarily in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$104,805,536

Liabilities:
Warrant Liability – Public Warrants	2	6,392,572
Warrant Liability – Private Placement Warrants	3	231,338

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on October 27, 2020, the date of the Company’s Initial Public Offering, using a binomial lattice model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of common shares and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	October 27, 2020 (Initial Measurement)
Risk-free interest rate	0.38%
Effective expiration date	3/12/2026
One-touch hurdle	$18.10
Dividend yield	0.00%
Expected volatility	11.60%
Exercise price	$11.50
Ordinary share	$10.00

On October 27, 2020, the Private Warrants and Public Warrants were determined to be $0.55 and $0.54 per warrant for aggregate values of $0.06 million and $1.80 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 2, as fair value is calculated as the difference between the closing quoted market price of the units less the closing quoted market price of the ordinary shares at December 31, 2020. The Public Warrants did not begin trading on a stand-alone basis until January, 2021.

EUCRATES BIOMEDICAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The key inputs into the binomial lattice simulation model for the Private Placement Warrants were as follows at December 31, 2020:

Input	December 31, 2020
Risk-free interest rate	0.39%
Effective expiration date	3/12/2026
Dividend yield	0.00%
Expected volatility	26.1%
Exercise price	$11.50
Ordinary share	$10.05

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $231,338 and $6,392,572, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of October 27, 2020	$—	$—	$—
Initial measurement on October 27, 2020 (IPO)	64,167	1,800,000	1,864,167
Initial measurement on November 24, 2020 (Over allotment)	1,758	86,333	88,091
Change in valuation inputs or other assumptions	165,413	4,506,239	4,671,652
Fair value as of December 31, 2020	$231,338	$6,392,572	$6,623,910

Since the fair value of the Public Warrants was measured using Level 2 inputs at December 31, 2021 as discussed above, the Company had transfers out of Level 3 totaling approximately $6.4 million during the period from initial measurement through December 31, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.