Form 10-Q
period 2021-03-31
Eucrates Biomedical Acquisition Corp.
filed 2021-07-16
CIK 1822929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of July 16, 2021, there were 13,459,124 ordinary shares, no par value per share, issued and outstanding.

EUCRATES BIOMEDICAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

MARCH 31, 2021

(Unaudited)

	March 31, 2021	December 31, 2020
	(Unaudited)	(audited)
ASSETS
Current assets
Cash	$443,253	$551,264
Prepaid expenses	443,750	470,106
Total Current Assets	887,003	1,021,370

Marketable securities held in Trust Account	104,821,050	104,805,536
TOTAL ASSETS	$105,708,053	$105,826,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - Accrued expenses	$43,584	$52,603
Warrant liability	4,519,937	6,623,910
Deferred underwriting fee payable	3,667,869	3,667,869
TOTAL LIABILITIES	8,231,390	10,344,382

Commitments and Contingencies

Ordinary shares subject to possible redemption 9,245,479 and 9,047,451 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	92,476,661	90,482,518

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 4,213,646 and 4,411,674 issued and outstanding (excluding 9,245,479 and 9,047,451 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	7,930,336	9,924,479
Accumulated deficit	(2,930,334)	(4,924,473)
Total Shareholders’ Equity	5,000,002	5,000,006
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,708,053	$105,826,906

 The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operational costs	$125,348
Loss from operations	(125,348)

Other income:
Interest earned on marketable securities held in Trust Account	13,679
Change in fair value of warrants	2,103,973
Unrealized gain on marketable securities held in Trust Account	1,835
Other income	2,119,487

Net income	$1,994,139

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	9,047,451
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	4,411,674
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.45

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholder’s
	Shares	Amount	Deficit	Equity
Balance – January 1, 2021	4,411,674	$9,924,479	$(4,924,473)	$5,000,006

Change in value of ordinary shares subject to redemption	(198,028)	(1,994,143)	—	(1,994,143)

Net income	—	—	1,994,139	1,994,139

Balance – March 31, 2021	4,213,646	$7,930,336	$(2,930,334)	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,994,139
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(2,103,973)
Interest earned on marketable securities held in Trust Account	(13,679)
Unrealized gain on marketable securities held in Trust Account	(1,835)
Changes in operating assets and liabilities:
Prepaid expenses	26,356
Accrued expenses	(9,019)
Net cash used in operating activities	(108,011)

Net Change in Cash	(108,011)
Cash – Beginning	551,264
Cash – Ending	$443,253

Non-Cash Investing and Financing Activities:
Change in value of ordinary share subject to possible redemption	$1,994,143

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

At March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
MARCH 31, 2021
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
MARCH 31, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K/A, as filed with the SEC on July 15, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 320 "Debt and Equity Securities." These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statement of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$12,067
Unrealized gain (loss) on marketable securities held in Trust Account	1,619
Net income	$13,686

Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	9,047,451
Basic and diluted net income per share	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Income minus Net Earnings
Net Income	$1,994,139
Net income allocable to Ordinary shares subject to possible redemption	(13,686)
Non-Redeemable Net Income	$1,980,453
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	4,411,674
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.45

As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s ordinary shareholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, excluding the Warrant Liability (see Note 9).

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 puts. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closings of the Initial Public Offering and the underwriters’ partial exercise of their over-allotment option, the Sponsor purchased an aggregate of 359,592 Private Units at a price of $10.00 per Private Unit, or $3,595,925. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 8. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $3,667,869 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. At March 31, 2021 and December 31, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 4,213,646 and 4,411,674 shares of ordinary shares issued and outstanding, which includes the 2,619,907 founder shares and excludes 9,245,479 and 9,047,451 ordinary shares subject to possible redemption, respectively. so that the Sponsor will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the Private Units and assuming the Sponsor did not purchase any Units in the Initial Public Offering).

NOTE 8. WARRANTS

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
MARCH 31, 2021
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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 9.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	March 31, 2021 Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$104,821,050	$104,805,536

Liabilities:
Warrant Liability – Public Warrants	1	$4,366,511	$6,392,572
Warrant Liability – Private Placement Warrants	3	$153,426	$231,338

The valuation of Public warrants at December 31, 2020 were classified as Level 2 inputs as the warrants were not traded on a stand-alone basis until January, 2021. The December 31, 2020 value of the warrants was calculated as the difference between the closing quoted market price of the units less the closing quoted market price of the ordinary shares.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

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

The fair value of the Private Placement Warrants was estimated at March 31, 2021 and December 31, 2020 to be $1.28 and $1.93, respectively, using a binomial lattice option pricing model and the following assumptions:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.90%	0.39%
Effective expiration date	3/12/2026	3/12/2026
Dividend yield	0.00%	0.00%
Expected volatility	18.9%	26.1%
Exercise price	$11.50	$11.50
Ordinary Share Price	$9.98	$10.05

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$231,338	$6,392,572	$6,623,910
Change in fair value	(77,912)	(2,026,061)	(2,103,973)
Fair value as of March 31, 2021	153,426	4,366,511	4,519,937

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net income of $1,994,139, which consisted of change in fair value of warrant liability of $2,103,973, interest earned on marketable securities held in Trust Account $13,679, and unrealized gain on marketable securities held in Trust Account of $1,835, offset by formation and operational costs of $125,348.

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

For the three months ended March 31, 2021, net cash used in operating activities was $108,011. Net income of $1,994,139 was impacted by interest earned on marketable securities held in Trust Account of $13,679, unrealized gain on marketable securities held in Trust Account of $1,835 and change in fair value of warrant liability of $2,103,973. Changes in operating assets and liabilities provided $17,337 of cash from operating activities.

At March 31, 2021, we had investments held in the Trust Account of $104,821,050. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we held $443,253 of cash outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date, except for 12/31/20 when the Public Warrants price was derived as the difference between the price of the Units and the price of the ordinary shares due to a lack of quoted prices for the public warrants.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on July 15, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on July 15, 2021. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

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

EUCRATES BIOMEDICAL ACQUISITION CORP.

Date: July 16, 2021		/s/ Parag Saxena
	Name:	Parag Saxena
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 16, 2021		/s/ Gonzalo Cordova
	Name:	Gonzalo Cordova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)