Form 10-Q
period 2021-06-30
Eucrates Biomedical Acquisition Corp.
filed 2021-08-16
CIK 1822929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

◻ Large accelerated filer	◻ Accelerated filer
⌧ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ◻

As of August 16, 2021, there were 13,459,125 ordinary shares, no par value per share, issued and outstanding.

EUCRATES BIOMEDICAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(audited)
ASSETS
Current assets
Cash	$383,231	$551,264
Prepaid expenses	363,000	470,106
Total Current Assets	746,231	1,021,370

Marketable securities held in Trust Account	104,816,122	104,805,536
TOTAL ASSETS	$105,562,353	$105,826,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - Accrued expenses	$27,237	$52,603
Warrant liability	3,759,993	6,623,910
Deferred underwriting fee payable	3,667,869	3,667,869
TOTAL LIABILITIES	7,455,099	10,344,382

Commitments and Contingencies

Ordinary shares subject to possible redemption 9,308,961 and 9,047,451 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	93,107,253	90,482,518

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 4,150,164 and 4,411,674 issued and outstanding (excluding 9,308,961 and 9,047,451 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	7,299,744	9,924,479
Accumulated deficit	(2,299,743)	(4,924,473)
Total Shareholders’ Equity	5,000,001	5,000,006
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,562,353	$105,826,906

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Formation and operational costs	$124,425	$249,773
Loss from operations	(124,425)	(249,773)

Other income:
Interest earned on marketable securities held in Trust Account	7,226	20,905
Change in fair value of warrants	759,944	2,863,917
Unrealized loss on marketable securities held in Trust Account	(12,154)	(10,319)
Other income, net	755,016	2,874,503

Net income	$630,591	$2,624,730

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	9,245,479	9,147,012
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	4,213,646	4,312,113
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.15	$0.61

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Total
	Ordinary Shares		Accumulated	Shareholder’s
	Shares	Amount	Deficit	Equity
Balance – January 1, 2021	4,411,674	$9,924,479	$(4,924,473)	$5,000,006

Change in value of ordinary shares subject to redemption	(198,028)	(1,994,143)	—	(1,994,143)

Net income	—	—	1,994,139	1,994,139

Balance – March 31, 2021	4,213,646	$7,930,336	$(2,930,334)	$5,000,002

Change in value of ordinary shares subject to redemption	(63,482)	(630,592)	—	(630,592)

Net income	—	—	630,591	630,591

Balance – June 30, 2021	4,150,164	$7,299,744	$(2,299,743)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months
Ended
June 30,
2021
Cash Flows from Operating Activities:
Net income	$2,624,730
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(2,863,917)
Interest earned on marketable securities held in Trust Account	(20,905)
Unrealized loss on marketable securities held in Trust Account	10,319
Changes in operating assets and liabilities:
Prepaid expenses	107,106
Accrued expenses	(25,366)
Net cash used in operating activities	(168,033)

Net Change in Cash	(168,033)
Cash – Beginning	551,264
Cash – Ending	$383,231

Non-Cash Investing and Financing Activities:
Change in value of ordinary share subject to possible redemption	$2,624,735

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

At June 30, 2021, the Company had not yet commenced any operations. All activity from inception through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K/A, as filed with the SEC on July 15, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs amounting to $6,057,930 were charged to shareholders’ equity upon the completion of the Initial Public Offering and the partial exercise of the underwriters’ over-allotment and $111,046 of the offering costs were related to the warrant liabilities and charged to the statements of operations.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statements of operations.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 3,613,072 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for Ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Ordinary shares subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three	For the Six
	Months ended	Months ended
	June 30,	June 30,
	2021	2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$7,226	$20,905
Unrealized loss on marketable securities held in Trust Account	(12,154)	(10,319)
Net income (loss) attributable to ordinary shares subject to possible redemption	$(4,928)	$10,586

Denominator: Weighted Average ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	9,245,479	9,147,012
Basic and diluted net (loss) income per share, ordinary shares subject to possible redemption	$0.00	$0.00

Non-Redeemable Ordinary shares
Numerator: Net Income minus Net Earnings - Basic
Net Income	$630,591	$2,624,730
Less: Net loss allocable to ordinary shares subject to possible redemption	—	(9,404)
Non-Redeemable Net Income - Basic	$630,591	$2,615,326
Denominator: Weighted Average Non-Redeemable ordinary shares
Basic weighted average shares outstanding, Non-redeemable ordinary shares	4,213,646	4,312,113
Basic net income per share, Non-redeemable ordinary shares	$0.15	$0.61

As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s ordinary shareholders.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, excluding the Warrant Liability (see Note 9).

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. At June 30, 2021 and December 31, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 4,150,164 and 4,411,674 shares of ordinary shares issued and outstanding, which includes the 2,619,907 founder shares and excludes 9,308,961 and 9,047,451 ordinary shares subject to possible redemption, respectively. so that the Sponsor will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the Private Units and assuming the Sponsor did not purchase any Units in the Initial Public Offering).

NOTE 8. WARRANTS

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the effective date of the closing of the Initial Public Offering.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

●in whole and not in part;
●at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●	if, and only if, the last reported sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per share of the ordinary shares equals or exceeds $10.00.  Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Warrants):

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of ordinary shares based on the redemption date and the fair market value of the ordinary shares except as otherwise described below;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the ordinary shares equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

●	if, and only if, there is an effective registration statement covering the issuance of the ordinary shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

NOTE 9.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2021
Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$104,816,122	$104,805,536

Liabilities:
Warrant Liability – Public Warrants	1	$3,632,937	$6,392,572
Warrant Liability – Private Placement Warrants	3	$127,056	$231,338

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The valuation of Public warrants at December 31, 2020 were classified as Level 2 inputs as the warrants were not traded on a stand-alone basis until January, 2021. The December 31, 2020 value of the warrants was calculated as the difference between the closing quoted market price of the units less the closing quoted market price of the ordinary shares.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The fair value of the Private Placement Warrants was estimated at June 30, 2021 and December 31, 2020 to be $1.06 and $1.93, respectively, using a binomial lattice option pricing model and the following assumptions:

	June 30,	December 31,
	2021	2020
Risk-free interest rate	0.81%	0.39%
Effective expiration date	3/12/2026	3/12/2026
Dividend yield	0.00%	0.00%
Expected volatility	17.8%	26.1%
Exercise price	$11.5	$11.50
Ordinary Share Price	$9.85	$10.05

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$231,338	$6,392,572	$6,623,910
Change in fair value of warrant	(77,912)	(2,026,061)	(2,103,973)
Fair value as of March 31, 2021	153,426	4,366,511	4,519,937
Change in fair value of warrant	(26,370)	(733,574)	(759,944)
Fair value as of June 30, 2021	$127,056	$3,632,937	$3,759,993

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net income of $630,591, which consisted of change in fair value of derivative liability of $759,944 and interest earned on marketable securities held in Trust Account of $7,226, offset by formation and operational costs of $124,425 and unrealized loss on marketable securities held in Trust Account of $12,154.

For the six months ended June 30, 2021, we had a net income of $2,624,730, which consisted of change in fair value of derivative liability of $2,863,917 and interest earned on marketable securities held in Trust Account of $20,905, offset by formation and operational costs of $249,773 and unrealized loss on marketable securities held in Trust Account of $10,319.

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

For the six months ended June 30, 2021, net cash used in operating activities was $168,033. Net income of $2,624,730 was impacted by interest earned on marketable securities held in Trust Account of $20,905 and change in fair value of derivative liability of $2,863,917, offset by unrealized loss on marketable securities held in Trust Account of $10,319. Changes in operating assets and liabilities provided $81,740 of cash from operating activities.

At June 30, 2021, we had investments held in the Trust Account of $104,816,122. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we held $383,231 of cash outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date, except for 12/31/20 when the Public Warrants price was derived as the difference between the price of the Units and the price of the ordinary shares due to a lack of quoted prices for the public warrants.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted for non-redeemable ordinary share is calculated by dividing net loss less income attributable to ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on July 15, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

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

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUCRATES BIOMEDICAL ACQUISITION CORP.

Date: August 16, 2021		/s/ Parag Saxena
	Name:	Parag Saxena
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ Gonzalo Cordova
	Name:	Gonzalo Cordova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)