Form 10-Q
period 2021-09-30
Eucrates Biomedical Acquisition Corp.
filed 2021-11-22
CIK 1822929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, there were 13,459,125 ordinary shares, no par value per share, issued and outstanding.

EUCRATES BIOMEDICAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Audited)	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 (Unaudited) and for the period from August 21,2020 (Inception) through September 30, 2020 (Unaudited)	2
Condensed Statement of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2021 (Unaudited) and for the period from August 21, 2020 (Inception) through September 30, 2020 (Unaudited)	3
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited) and for the period from August 21,2020 (Inception) through September 30, 2020 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25
Part III. Signatures	26

i

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Restated)(1)
ASSETS
Current assets
Cash	$206,219	$551,264
Prepaid expenses	284,000	470,106
Total Current Assets	490,219	1,021,370

Marketable securities held in Trust Account	104,832,690	104,805,536
TOTAL ASSETS	$105,322,909	$105,826,906

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Current liabilities - Accrued expenses	$31,084	$52,603
Warrant liability	2,566,480	6,623,910
Deferred underwriting fee payable	3,667,869	3,667,869
TOTAL LIABILITIES	6,265,433	10,344,382

Commitments and Contingencies

Ordinary shares subject to possible redemption 10,479,626 shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	104,796,260	104,796,260

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,979,499 issued and outstanding (excluding 10,479,626 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	—	—
Accumulated deficit	(5,738,784)	(9,313,736)
Total Shareholders’ Deficit	(5,738,784)	(9,313,736)
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$105,322,909	$105,826,906

(1)	As restated for ordinary shares subject to redemption (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period from
			August 21,
			2020
	Three Months	Nine Months	(Inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020(1)

Formation and operational costs	$259,859	$509,632	$3,078
Loss from operations	(259,859)	(509,632)	(3,078)

Other income (loss):
Interest earned on marketable securities held in Trust Account	7,205	28,110	—
Change in fair value of warrants	1,193,513	4,057,430	—
Unrealized loss on marketable securities held in Trust Account	9,363	(956)	—
Total other income, net	1,210,081	4,084,584	—

Net income (loss)	$950,222	$3,574,952	$(3,078)

Basic and diluted weighted average shares outstanding, Redeemable ordinary shares	10,479,626	10,479,626	2,875,000
Basic and diluted net income per share, Redeemable ordinary shares	$0.07	$0.27	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,979,499	2,979,499	—
Basic and diluted net income per share, Non-redeemable ordinary sahres	$0.07	$0.27	—
(1)	Represents both quarter to date and year to date comparative amounts as the Company was formed on August 21, 2020.

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(RESTATED)

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	(Deficit)
Balance – January 1, 2021(1)	2,979,499	$—	$(9,313,736)	$(9,313,736)

Net income	—	—	1,994,139	1,994,139

Balance – March 31, 2021(1)	2,979,499	$—	$(7,319,597)	$(7,319,597)

Net income	—	—	630,591	630,591

Balance – June 30, 2021(1)	2,979,499	$—	$(6,689,006)	$(6,689,006)

Net income	—	—	950,222	950,222

Balance – September 30, 2021	2,979,499	$—	$(5,738,784)	$(5,738,784)

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020(2)

				Total
	Ordinary Shares		Accumulated	Shareholder’s
	Shares	Amount	Deficit	Equity
Balance – August 21, 2020 (inception)	—	$—	$—	$—

Issuance of ordinary share to Sponsor	2,875,000	25,000	—	25,000

Net loss	—	—	(3,078)	(3,078)

Balance – September 30, 2020	2,875,000	$25,000	$(3,078)	$(21,922)
(1)	As restated for ordinary shares subject to redemption (see Note 2).
(2)	Represents both quarter to date and year to date comparative amounts as the Company was formed on August 21, 2020.

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
		August 21,
		2020
	Nine Months	(Inception)
	Ended	through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$3,574,952	$(3,078)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(4,057,430)	—
Interest earned on marketable securities held in Trust Account	(28,110)	—
Unrealized loss on marketable securities held in Trust Account	956	—
Changes in operating assets and liabilities:		—
Prepaid expenses	186,106	3,078
Accrued expenses	(21,519)	—
Net cash used in operating activities	(345,045)	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(85,231)
Net cash used in financing activities	—	(85,231)

Net Change in Cash	(345,045)	(85,231)
Cash – Beginning	551,264	—
Cash – Ending	$206,219	$(85,231)

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Offering costs included in accrue offering costs	$—	$41,022

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

At September 30, 2021, the Company had not yet commenced any operations. All activity from inception through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a restatement related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.  In connection with the change in presentation for the ordinary shares subject to possible redemption, the Company also restated its income (loss) per ordinary share calculated to allocate net income (loss) to all ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which all ordinary shares share in the income (loss) of the Company.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
	Reported	Restatement	As Restated
Balance Sheet as of October 27, 2020 (As previously restated in Form 10-K/A, filed with the SEC on July 15, 2021)
Ordinary shares subject to possible redemption	$90,750,713	$9,249,287	$100,000,000
Ordinary shares	$5,111,236	$(5,111,236)	$—
Additional paid-in capital	$—	$—	$—
Accumulated deficit	$(111,230)	$(4,138,051)	$(4,249,281)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(9,249,287)	$(4,249,281)

Balance Sheet as of December 31, 2020 (As previously restated in Form 10-K/A, filed with the SEC on July 15, 2021)
Ordinary shares subject to possible redemption	$90,482,518	$14,313,742	$104,796,260
Ordinary shares	$9,924,479	$(9,924,479)	$—
Accumulated deficit	$(4,924,473)	$(4,389,263)	$(9,313,736)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(14,313,742)	$(9,313,736)

Balance Sheet as of March 31, 2021 (Unaudited)
Ordinary shares subject to possible redemption	$92,476,661	$12,319,599	$104,796,260
Ordinary shares	$7,930,336	$(7,930,336)	$—
Additional paid-in capital	$—	$—	$—
Accumulated deficit	$(2,930,334)	$(4,389,263)	$(7,319,597)
Total Shareholders’ Equity (Deficit)	$5,000,002	$(12,319,599)	$(7,319,597)

Balance Sheet as of June 30, 2021 (Unaudited)
Ordinary shares subject to possible redemption	$93,107,253	$11,689,007	$104,796,260
Ordinary shares	$7,299,744	$(7,299,744)	$—
Additional paid-in capital	$—	$—	$—
Accumulated deficit	$(2,299,743)	$(4,389,263)	$(6,689,006)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(11,689,007)	$(6,689,006)

Statement of Changes in Shareholders’ Equity (Deficit) as of March 31, 2021 (Unaudited)
Ordinary shares subject to possible redemption	$92,476,661	$12,319,599	$104,796,260
Ordinary shares	$7,930,336	$(7,930,336)	$—
Accumulated deficit	$(2,930,334)	$(4,389,263)	$(7,319,597)
Total Shareholders’ Equity (Deficit)	$5,000,002	$(12,319,599)	$(7,319,597)

Statement of Changes in Shareholders’ Equity (Deficit) as of June 30, 2021 (Unaudited)
Ordinary shares subject to possible redemption	$93,107,253	$11,689,007	$104,796,260
Ordinary shares	$7,299,744	$(7,299,744)	$—
Accumulated deficit	$(2,299,743)	$(4,389,263)	$(6,689,006)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(11,689,007)	$(6,689,006)

Statement of Operations for the Period Ended December 31, 2020 (Audited)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	9,333,519	(4,116,752)	5,216,767
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$0.00	$(0.62)	$(0.62)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,192,257	(477,089)	2,715,168
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(1.55)	$0.93	$(0.62)

Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	9,047,451	1,432,175	10,479,626
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$0.00	$0.15	$0.15
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	4,411,674	(1,432,175)	2,979,499
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.45	$(0.30)	$0.15

Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	9,245,479	1,234,147	10,479,626
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$0.00	$0.05	$0.05
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	4,213,646	(1,234,147)	2,979,499
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.15	$(0.10)	$0.05

Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	9,147,012	1,332,614	10,479,626
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$0.00	$0.20	$0.20
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	4,312,113	(1,332,614)	2,979,499
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.61	$(0.41)	$0.20

Statement of Cash Flows as of December 31, 2020 (Audited)
Initial classification of ordinary shares subject to possible redemption	90,482,518	14,313,742	104,796,260

Statement of Cash Flows for the Three Months Ended March 31, 2020 (Unaudited)
Change in value of ordinary shares subject to possible redemption	$1,994,143	$(1,994,143)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2020 (Unaudited)
Change in value of ordinary shares subject to possible redemption	$2,624,735	$(2,624,735)	$—

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K/A, as filed with the SEC on July 15, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statements of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$104,796,260
Less:
Proceeds allocated to Public Warrants	$(1,886,333)
Class A ordinary shares issuance costs	$(6,057,930)
Plus:
Accretion of carrying value to redemption value	$7,944,263
Ordinary shares subject to possible redemption	$104,796,260

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share". Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net income per ordinary share for the periods presented.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$739,868	$210,354	$2,783,551	$791,401
Denominator:
Basic and diluted weighted average ordinary share outstanding	10,479,626	2,979,499	10,479,626	2,979,499
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$0.27	$0.27

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

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. At September 30, 2021 and December 31, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 2,979,499 shares of ordinary shares issued and outstanding, excluding 10,479,626 ordinary shares subject to possible redemption which are presented as temporary equity, respectively. so that the Sponsor will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the Private Units and assuming the Sponsor did not purchase any Units in the Initial Public Offering).

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 9. WARRANTS

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

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●	if, and only if, the last reported sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 10.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2021
Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$104,832,690	$104,805,536

Liabilities:
Warrant Liability – Public Warrants	1	$2,480,178	$6,392,572
Warrant Liability – Private Placement Warrants	3	$86,302	$231,338

The valuation of Public warrants at December 31, 2020 were classified as Level 2 inputs as the warrants were not traded on a stand-alone basis until January, 2021. The December 31, 2020 value of the warrants was calculated as the difference between the closing quoted market price of the units less the closing quoted market price of the ordinary shares.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The fair value of the Private Placement Warrants was estimated at September 30, 2021 and December 31, 2020 to be $0.72 and $1.93, respectively, using a binomial lattice option pricing model and the following assumptions:

	September 30,	December 31,
	2021	2020
Risk-free interest rate	0.88%	0.39%
Effective expiration date	12-03-2026	12-03-2026
Dividend yield	0.00%	0.00%
Expected volatility	14.4%	26.1%
Exercise price	$11.5	$11.50
Ordinary Share Price	$9.78	$10.05

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$231,338	$6,392,572	$6,623,910
Change in fair value of warrant	(77,912)	(2,026,061)	(2,103,973)
Fair value as of March 31, 2021	153,426	4,366,511	4,519,937
Change in fair value of warrant	(26,370)	(733,574)	(759,944)
Fair value as of June 30, 2021	$127,056	$3,632,937	$3,759,993
Change in fair value of warrant	(40,754)	(1,152,759)	(1,193,513)
Fair value as of September 30, 2021	$86,302	$2,480,178	$2,566,480

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our ordinary shares subject to possible redemption. We previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net income of $950,222, which consisted of change in fair value of derivative liability of $1,193,513 and interest earned on marketable securities held in Trust Account of $7,205 and unrealized gain on marketable securities held in Trust Account of $9,363, offset by formation and operational costs of $259,859.

For the nine months ended September 30, 2021, we had a net income of $3,574,952, which consisted of change in fair value of derivative liability of $4,057,430 and interest earned on marketable securities held in Trust Account of $28,110, offset by formation and operational costs of $509,632 and unrealized loss on marketable securities held in Trust Account of $956.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $345,045. Net income of $3,574,952 was impacted by interest earned on marketable securities held in Trust Account of $28,110 and change in fair value of derivative liability of $4,057,430, offset by unrealized loss on marketable securities held in Trust Account of $956. Changes in operating assets and liabilities provided $164,587 of cash from operating activities.

At September 30, 2021, we had investments held in the Trust Account of $104,832,690. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we held $206,219 of cash outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

On October 29, 2021, the Sponsor agreed to provide loans of up to an aggregate $400,000 to the Company through October 27, 2022 if funds are needed by the Company upon request. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. The Sponsor understands that if the Company does not consummate a business combination (as described in the Company’s prospectus, dated October 23, 2020), all amounts loaned to the Company hereunder will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Company's initial public offering.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

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

Net Income (Loss) per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, specifically its warrants and ordinary shares subject to redemption As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. The remediation measures to address the material weakness related to warrants were discussed at our Audit Committee meeting held on August 16, 2021, in which members of the Committee discussed and concurred with the approach being taken to address the material weakness. Additionally, management will discuss the material weakness related to the restatement of ordinary shares subject to redemption as temporary equity with the Audit Committee and focus on the remediation measures noted above.

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

EUCRATES BIOMEDICAL ACQUISITION CORP.

Date: November 22, 2021		/s/ Parag Saxena
	Name:	Parag Saxena
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021		/s/ Gonzalo Cordova
	Name:	Gonzalo Cordova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)