Form 10-K/A
period 2020-12-31
Eucrates Biomedical Acquisition Corp.
filed 2021-12-20
CIK 1822929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 2)

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

As of December 20, 2021, there were 13,459,124 ordinary shares, no par value per share, issued and outstanding.

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

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Eucrates Biomedical Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Eucrates Biomedical Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on July 15, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable ordinary shares (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on October 27, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter.

Therefore, in connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management concluded that the Company’s previously issued (i) audited financial statements as of and for the period ended December 31, 2020, as amended and filed on Form 10-K/A with the SEC on July 15, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 16, 2021; and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its audited financial statements as of and for the period ended December 31, 2020 as reported on Form 10-K/A Amendment No. 1 filed on July 15, 2021 in this Amendment No. 2 to Form 10-K/A. The Company’s previously issued unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 were restated in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 22, 2021.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Q3 Form 10-Q.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Eucrates Biomedical Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated October 27, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

ii

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We re-evaluated our application of ASC 480-10-S99-3A to the accounting classification of the Public Shares issued as part of the units sold in our Initial Public Offering on October 27, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in our Charter. Pursuant to such re-evaluation, management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of redeemable and non-redeemable shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Management concluded that the control deficiency that resulted in the incorrect classification of temporary and permanent equity constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our temporary and permanent equity, additional paid-in capital, accumulated deficit, and earnings (loss) per share and related financial disclosures for the Affected Periods.

We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our complex financial instruments but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the re-evaluation of accounting guidance, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020. As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement related to the accounting for complex financial instruments, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weakness in our internal control over financial reporting. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Restatement and Revision of Previously Issued Financial Statements

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Eucrates Biomedical Acquisition Corp. (the “Company”) for the period ended December 31, 2020, we are restating (i) our audited balance sheet as of October 27, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) our audited financial statements as previously revised in the 2020 Form 10-K/A No. 1, (iii) and the period from August 21, 2020 (inception) through December 31, 2020 as previously revised in the 2020 Form 10-K/A No. 1.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the Initial Public Offering on November 24, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the redeemable and non-redeemable shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both the redeemable and non-redeemable shares share pro rata in the income and losses of our Company.

Therefore, on November [ ], 2021, the Company’s management and the Audit Committee concluded that the Company’s previously issued (i) Post IPO Balance Sheet, (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 16, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in the Q3 Form 10-Q.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated November 24, 2020, on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of ordinary shares is excluded from earnings (loss) per share as the redemption value approximates the fair value.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the material weakness that was identified as a result of the Company’s restatement of its financial statements to reclassify permanent and temporary equity as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 20th day of December, 2021.

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

Name	Position	Date

/s/ Parag Saxena	Chief Executive Officer and Director	December 20, 2021
Parag Saxena	(Principal executive officer)

/s/ Gonzalo Cordova	Chief Financial Officer	December 20, 2021
Gonzalo Cordova	(Principal financial and accounting officer)

/s/ Stelios Papadopoulos	Director	December 20, 2021
Stelios Papadopoulos

/s/ Evangelos Vergetis	Director	December 20, 2021
Evangelos Vergetis

/s/ Daphne Karydas	Director	December 20, 2021
Daphne Karydas

/s/ Amitabh Singal	Director	December 20, 2021
Amitabh Singal

/s/ William Campbell	Director	December 20, 2021
William Campbell

/s/ Nina Shapiro	Director	December 20, 2021
Nina Shapiro

EUCRATES BIOMEDICAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Eucrates Biomedical Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Eucrates Biomedical Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from August 21, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

March 31, 2021, except for the effects of the restatements discussed in Note 2 – Amendment No. 1, as to which the date is July 15, 2021 and Note 2 – Amendment No. 2, as to which the date is December 20, 2021

EUCRATES BIOMEDICAL ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(RESTATED)

ASSETS
Current assets
Cash	$551,264
Prepaid expenses	470,106
Total Current Assets	1,021,370

Marketable securities held in Trust Account	104,805,536
TOTAL ASSETS	$105,826,906

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities - Accrued expenses	$52,603
Warrant liability	6,623,910
Deferred underwriting fee payable	3,667,869
Total Liabilities	10,344,382

Commitments and Contingencies

Ordinary shares subject to possible redemption, no par value, unlimited shares authorized; 10,479,626 shares at redemption value	104,796,260

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—

Accumulated deficit	(9,313,736)
Total Shareholders’ Deficit	(9,313,736)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$105,826,906

The accompanying notes are an integral part of these financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

Operating and formation costs	$151,051
Loss from operations	(151,051)

Other expense, net:
Change in fair value of warrant liability	(4,671,652)
Transaction costs incurred in connection with warrant liability	(111,046)
Interest earned on marketable securities held in Trust Account	7,628
Unrealized gain on marketable securities held in Trust Account	1,648

Net loss	$(4,924,473)

Basic and diluted weighted average shares outstanding, Redeemable ordinary shares	5,216,767

Basic and diluted net loss per share, Redeemable ordinary shares	$(0.62)

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,715,168

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.62)

The accompanying notes are an integral part of these financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – August 21, 2020 (inception)	—	$—	$—	$—

Issuance of Founder Shares to Sponsor	2,875,000	25,000	—	25,000

Sale of 359,592 Private Units	359,592	3,530,000	—	3,530,000

Forfeiture of Founder Shares	(255,093)	—	—	—

Accretion for Ordinary Shares to Redemption Amount		(3,555,000)	(4,389,263)	(7,944,263)

Net loss	—	—	(4,924,473)	(4,924,473)

Balance – December 31, 2020	2,979,499	$—	$(9,313,736)	$(9,313,736)

The accompanying notes are an integral part of these financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

Cash Flows from Operating Activities:
Net loss	$(4,924,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	4,671,652
Transaction costs incurred in connection with warrant liabilities	111,046
Interest earned on marketable securities held in Trust Account	(7,628)
Unrealized gain on marketable securities held in Trust Account	(1,648)
Changes in operating assets and liabilities:
Prepaid expenses	(470,106)
Accrued expenses	52,603
Net cash used in operating activities	(568,554)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(104,796,260)
Net cash used in investing activities	(104,796,260)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	102,700,335
Proceeds from sale of Private Units	3,595,925
Advances from related party	51,125
Repayment of advances – related party	(51,125)
Payments of offering costs	(380,182)
Net cash provided by financing activities	105,916,078

Net Change in Cash	551,264
Cash – Beginning	—
Cash – Ending	$551,264

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$104,796,260
Deferred underwriting fee payable	$3,667,869
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000

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

Amendment No. 1

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

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on October 27, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The impact of the first restatement on the Company’s financial statements reported on Form 10-K is reflected in the table below.

	As Previously Reported	Adjustments (Amendment No. 1)	As Restated (Amendment No. 1)
Balance sheet as of December 31, 2020
Warrant Liability	$—	$6,623,910	$6,623,910
Ordinary Shares Subject to Possible Redemption	97,106,425	(6,623,913)	90,482,518
Ordinary Shares	5,141,784	4,782,695	9,924,479
Accumulated Deficit	(141,775)	(4,782,698)	(4,942,473)
Shareholders’ Equity	5,000,009	(3)	5,000,006

Statement of Operations for the Period from August 21, 2020 (inception) to December 31, 2020
Change in fair value of warrant liability	$—	$(4,671,652)	$(4,671,652)
Transaction costs associated with Initial Public Offering	—	(111,046)	(111,046)
Net loss	(141,775)	(4,782,698)	(4,942,473)
Weighted average shares outstanding, Ordinary shares subject to possible redemption	9,724,327	(390,888)	9,333,519
Basic and diluted net income per share, Ordinary shares subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Ordinary shares	2,993,800	198,457	3,192,257
Basic and diluted net loss per share, Ordinary shares	(0.05)	(1.50)	(1.55)

Cash Flow Statement for the Period from August 21, 2020 (inception) to December 31, 2020
Net loss	$(141,775)	$(4,782,698)	$(4,942,473)
Change in fair value of warrant liability	—	(4,671,652)	(4,671,652)
Transaction costs associated with Initial Public Offering	—	(111,046)	(111,046)
Initial classification of Ordinary shares subject to possible redemption	97,106,425	(6,623,907)	90,482,518

Amendment No. 2

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, management identified errors in its historical financial statements where, at the closing of the Company’s Initial Public Offering on October 27, 2020, the Company improperly valued and reported its ordinary shares subject to redemption. As such, the Company concluded it should restate its previously issued restated financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 15, 2021, as discussed above, to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company requires ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between redeemable and non-redeemable ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both redeemable and non-redeemable shares share pro rata in the income and losses of the Company.

As a result, the Company has restated its previously filed financial statements to present all redeemable ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. These financial statements restate the Company’s previously issued audited financial statements included in Form 10-K/A filed with the SEC on July 15, 2021 as of and for the period ended December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 were restated in the Company’s Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 22, 2021. See Note 3 and 8, which have been updated to reflect the restatement contained in this Annual Report.

The impact of the second restatement on the Company’s financial statements is reflected in the table below.

	Restated (Amendment No. 2)	Adjustments (Amendment No. 2)	As Restated (Amendment No. 2)
Balance sheet as of December 31, 2020
Ordinary Shares Subject to Possible Redemption	90,482,518	14,313,745	104,796,260
Ordinary Shares	9,924,479	(9,924,479)	—
Accumulated Deficit	(4,942,473)	(4,389,266)	(9,313,739)
Shareholders’ Equity (Deficit)	5,000,006	(14,313,742)	(9,313,736)

Statement of Operations for the Period from August 21, 2020 (inception) to December 31, 2020
Weighted average shares outstanding, Redeemable ordinary shares	9,333,519	(4,116,752)	5,216,767
Basic and diluted net income per share, Redeemable ordinary shares	0.00	(0.62)	(0.62)
Weighted average shares outstanding, Non-redeemable ordinary shares	3,192,257	(477,089)	2,715,168
Basic and diluted net loss per share, Non-redeemable ordinary shares	(1.55)	0.93	(0.62)

Statement of Changes in Shareholders’ Equity (Deficit) for the Period from August 21, 2020 to December 31, 2020
Sale of 10,479,626 Units, net of underwriting discount and offering expenses	$96,851,997	$(96,851,997)	$—
Ordinary shares subject to redemption	(90,482,518)	90,482,518	—
Accretion for Ordinary Shares to Redemption Amount	—	(7,944,263)	(7,944,263)
Total Shareholders’ Equity (Deficit)	5,000,006	(14,313,742)	(9,313,736)

Cash Flow Statement for the Period from August 21, 2020 (inception) to December 31, 2020
Initial classification of Ordinary shares subject to possible redemption	90,482,518	14,313,742	104,796,260

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

Offering Costs (Restated, see Note 2)

The Company complies with the requirement of Accounting Standard Codification (ASC) 340-10-S99-1. Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $6,057,930 were charged to temporary equity upon the completion of the Initial Public Offering and the partial exercise of the underwriters’ over-allotment and $111,046 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

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

Ordinary Shares Subject to Possible Redemption (Restated, see Note 2)

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

At December 31, 2020, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

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

Net Income (Loss) Per Ordinary Share (Restated, see Note 2)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and losses are shared pro rata between the redeemable and non-redeemable ordinary shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of Warrants sold in the Initial Public Offering and private placement to purchase 359,592 units in the calculation of diluted income per share, since the exercise of the warrants is contingent on future events.

In connection with the change in presentation for the ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata to redeemable and non-redeemable ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both the redeemable and non-redeemable ordinary shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For The Period From August 21, 2020 (inception) through December 31, 2020
	Redeemable	Non-redeemable
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(3,238,785)	$(1,685,688)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,216,767	2,715,168

Basic and diluted net loss per ordinary share	$(0.62)	$(0.62)

EUCRATES BIOMEDICAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Ordinary Shares (Restated, see Note 2) — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 10,479,626 shares of ordinary shares issued and outstanding, which are subject to possible redemption, so that the Sponsor will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the Private Units and assuming the Sponsor did not purchase any Units in the Initial Public Offering).

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

