Form 10-K
period 2021-12-31
Eucrates Biomedical Acquisition Corp.
filed 2022-04-11
CIK 1822929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission File Number 001-39650

EUCRATES BIOMEDICAL ACQUISITION CORP.

(Exact name of Registrant as specified in its Charter)

British Virgin Islands (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)
250 West 55th Street, Suite 13D New York, NY 10019 (Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 710-5220

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, no par value, and one-third of one Warrant	EUCRU	Nasdaq Capital Market

Ordinary shares, no par value	EUCR	Nasdaq Capital Market

Warrants, each whole warrant exercisable for one ordinary share at an exercise price of $11.50 per share	EUCRW	Nasdaq Capital Market

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

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $106,766,297.

As of March 30, 2022, there were 13,459,124 ordinary shares, no par value per share, issued and outstanding.

Documents Incorporated by Reference: None.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us” or “our company” are to Eucrates Biomedical Acquisition Corp., a BVI business company with limited liability;
●	the “BVI” are to the British Virgin Islands;
●	the “Companies Act” and the “Insolvency Act” are to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003 of the British Virgin Islands, respectively and in each case as amended;
●	“founder shares” are to ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering;
●	“initial shareholders” are to our sponsor and any of our officers or directors that hold founder shares;
●	“insider units” are to the units sold to our sponsor and/or its designees upon consummation of our initial public offering;
●	our “management” or our “management team” refer to our officers and directors;
●	“private units” refer to the insider units;
●	“ordinary shares” refer to the ordinary shares of no par value in the company;
●	“private shares” and “private warrants” refer to the ordinary shares and warrants, respectively, included within the private units;
●	“public shares” are to ordinary shares which were sold as part of the units in our initial public offering and references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;
●	our “sponsor” are to Eucrates LLC, a Delaware limited liability company, the managing members of which are Parag Saxena, our Chief Executive Officer, and Stelios Papadopoulos, our Chairman; and
●	our “warrants” or “public warrants” are to the warrants which were sold as part of the units in our initial public offering.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses, including their industry and geographic location;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

We completed our initial public offering on October 27, 2020, and the proceeds of our initial public offering are held in a trust account for the benefit of our public shareholders (in the amount of $104,842,820 as of December 31, 2021). We may use such amounts to help fund our initial business combination, subject to the right of our public shareholders to have their ordinary shares of our company redeemed in connection with our initial business combination.

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

Our Sponsor and Founders

As described in detail in the next section, we have a management team of seasoned executives with a unique blend of complementary skills. Our founders, Stelios Papadopoulos, Parag Saxena, Evangelos Vergetis and Daphne Karydas, have extensive experience in the healthcare and technology sectors and an affiliate of our sponsor, Vedanta Management, is a leading healthcare and technology focused investment firm. Vedanta Management, a private investment management firm with approximately $572 million of regulatory assets under management as of December 31, 2021, Vedanta Management was founded in 2006 by Parag Saxena. At Vedanta Management, Mr. Saxena was joined by other professionals who had worked together with Mr. Saxena at INVESCO Private Capital and its predecessor firms, starting in 1984. Vedanta Management is headquartered in New York City and, along with affiliates, has presence in Silicon Valley and Mumbai. Vedanta’s investment activities are focused on the following:

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
(ii)	Private equity funds of funds that invest primarily in direct private funds, which have been typically managed by other top-tier fund groups (the “Funds of Funds”) such as Accel, Kleiner Perkins, Bond Capital, and Union Square Ventures. The Direct Funds platform and Fund of Funds platform complement each other to offer unique access to top tier venture funds for enhanced deal flow and market intelligence. Vedanta Management and its affiliates currently employ eleven professionals in its three locations. Mr. Saxena, our Chief Executive Officer, is the Chief Executive Officer of Vedanta Management, Gonzalo Cordova, our Chief Financial Officer is a Partner at Vedanta Management and Shrikant Sathe, our Senior Vice President, is a General Partner at Vedanta Management. Atanuu Agarrwal, our Vice President, is a former Vice President at New Silk Route Advisors L.P., an affiliate firm of Vedanta Management. We believe that our management team’s operating, investing and transaction experience across the healthcare value chain combined with Vedanta Management’s dedicated in-house resources for corporate finance functions will allow us to form a beneficial partnership with a potential business combination target.

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

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. We are seeking to acquire companies that we believe are characterized by one or more of the themes below:

●	Biomedicine: Data-driven approaches to accelerate the drug discovery and development process; the collection and analysis of real world evidence to inform expanded or novel uses of existing drugs; novel biologies in pursuit of solutions for diseases that have been largely intractable to date;
●	Medical technology & diagnostics: Medical devices demonstrating improved outcomes and cost savings; rapid and easy to manufacture diagnostics for the purpose of improving decision-making as well as access; “smart” medical devices and technologies that leverage artificial intelligence and machine learning to create efficiencies to alleviate overburdened hospitals and clinics; real-time monitoring devices including wearables to enable better timing for desired intervention; data-driven approaches to accurately diagnose disease and assist in selection of treatment modalities;
●	Healthcare services: Improved clinical decision support systems; platforms for better treatment strategies; outpatient facilities with lower cost structures and focus on outcomes-based delivery; specialized care centers with agile workforce; optimization of emergency services and rapid deployment of first responders.

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

Financial Position

With funds available for a business combination in the amount of approximately $101,174,951 as of December 31, 2021, assuming no redemptions and after payment of up to $3,667,869 of deferred underwriting fees, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target with a subsidiary of the company	No
Merger of the company with a target	Yes
Entering into contractual agreements with a target to obtain control	No

Additionally, under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding (excluding the private placement shares underlying the private units) or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding (excluding the private placement shares underlying the private units);
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2021 is approximately $10.00 per share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

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

We intend to hold a shareholder vote in connection with our business combination (unless we are deemed to be a foreign private issuer at such time). In such case, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

Notwithstanding the foregoing, if we do not decide to hold a shareholder vote in conjunction with their initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), or if we are deemed to be a foreign private issuer at such time, we will conduct redemptions pursuant to the tender offer rules of the SEC and our amended and restated memorandum and articles of association. In such case, we will:

●	offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

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

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $49,156, as of December 31, 2021, not placed in the trust account, and the interest income earned on the balance of the trust account (net of taxes payable) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

We identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $49,156 in our operating bank accounts and $104,842,820 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith. As of December 31, 2021, approximately $35,761 of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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

Our amended and restated memorandum and articles of association authorize the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. We may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. Although no such issuance of ordinary or preferred shares will affect the per share amount available for redemption from the trust account, the issuance of additional ordinary or preferred shares:

●	may significantly dilute the equity interest of investors in our initial public offering, who will not have pre-emption rights in respect of such an issuance;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights created by amendment of our amended and restated memorandum and articles of association by resolution of the directors senior to those afforded our ordinary shares;
●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors (such affiliates including New Silk Route Partners Ltd., a company affiliated with our Chief Executive Officer, Parag Saxena). Our directors also serve as officers and board members for other entities. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent account firm regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our shareholders, whether or not a conflict of interest may exist.

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

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, and the sale of the private units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private units, inclusive of interest income earned, will provide us with approximately $101,174,951 as of December 31, 2021 that we may use to complete our initial business combination (excluding up to $3,667,869 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report, are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	a reduced liquidity with respect to our securities;
●	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

The British Virgin Islands Courts are also unlikely:

●	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and
●	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

●	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;
●	is final and for a liquidated sum;
●	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;
●	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;
●	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and
●	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters and wars; and
●	deterioration of political relations with the United States.

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

Holders

Although there are a larger number of beneficial owners, at March 30, 2022, there were two holders of record of our units, two holders of record of our separately traded ordinary shares and one holder of record of our separately traded warrants.

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

Item 6. Selected Financial Data.

This item is not applicable as we are a smaller reporting company.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had a net income of $3,824,229, which consisted of change in fair value of warrant liabilities of $4,530,016, interest earned on marketable securities held in Trust Account of $35,761 and unrealized gain on marketable securities held in Trust Account of $1,523, offset by formation and operational costs of $743,071.

For the period from August 21, 2020 (inception) through December 31, 2020, we had a net loss of $4,924,473, which consisted of formation and operating costs of $151,051, change in fair value of warrant liabilities of $4,671,652 and transaction cost related to warrant liabilities of $111,046 offset by interest income on marketable securities held in the Trust Account of $7,628 and an unrealized gain on marketable securities held in the Trust Account of $1,648.

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

For the year ended December 31, 2021, net cash used in operating activities was $502,108. Net income of $3,824,229 was impacted by interest earned on marketable securities held in Trust Account of $35,761, change in fair value of warrant liabilities of $4,530,016 and unrealized gain on marketable securities held in Trust Account of $1,523. Changes in operating assets and liabilities provided $240,963 of cash from operating activities.

For the period from August 21, 2020 (inception) through December 31, 2020, cash used in operating activities was $568,554. Net loss of $4,924,473 was impacted by interest earned on marketable securities held in Trust Account of $7,628, change in fair value of warrant liabilities of $4,671,652, unrealized gain on marketable securities held in Trust account of $1,648 and transaction costs incurred in connection with warrant liabilities of $111,046. Changes in operating assets and liabilities used $417,503 of cash from operating activities.

At December 31, 2021, we had investments held in the Trust Account of $104,842,820. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we held $49,156 of cash outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

On January 20, 2022, we issued an unsecured promissory note (the “Promissory Note”) to Eucrates LLC (the “Sponsor”). The Promissory Note provides that we may borrow up to an aggregate maximum amount of $600,000 from the Sponsor. On January 24, 2022, we made an initial draw on the Promissory Note of $250,000. Amounts up to the aggregate maximum amount may and are expected to be drawn down from time to time by us pursuant to the Promissory Note to fund its working capital requirements and for general corporate purposes. The Promissory Note does not bear any interest. If we complete an initial business combination, we would repay outstanding loaned amounts under the Promissory Note. In the event that we are unable to complete an initial business combination, we may use a portion of the working capital held outside its trust account to repay such loaned amounts but no proceeds from its trust account would be used for such repayment. The loans are convertible into units of the Company, at a price of $10.00 per unit, at the option of the Sponsor. The units would be identical to those units that were issued to the Sponsor in a private placement concurrent with our initial public offering.

Going Concern

We have until October 27, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 27, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date, except for December 31, 2020 when the Public Warrants price was derived as the difference between the price of the Units and the price of the ordinary shares due to a lack of quoted prices for the public warrants.

Ordinary Shares Subject to Redemption

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Dr. Stelios Papadopoulos	72	Chairman of the Board
Parag Saxena	65	Chief Executive Officer, Director
Dr. Evangelos (Vangelis) Vergetis	42	President, Chief Operating Officer and Director
Gonzalo Cordova	67	Chief Financial Officer
Shrikant Sathe	66	Senior Vice President
Atanuu Agarrwal	31	Vice President
Daphne Karydas	47	Director
William Campbell	76	Director
Nina Shapiro	72	Director
Amitabh (Amit) Singhal	52	Director

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

Dr. Evangelos (Vangelis) Vergetis, our President, Chief Operating Officer and member of our Board of Directors, is a company founder with over a dozen years of early-stage investing, strategic advisory and operational experience in data science and healthcare. Dr. Vergetis is a co-founder, and currently serves as a member of the Board of Directors, of Intelligencia Inc, a venture-funded company founded in 2017 which applies artificial intelligence to pharmaceutical research and development to assess and minimize the risk of clinical development. Prior to co-founding Intelligencia, Dr. Vergetis worked at Hakluyt from 2014 to 2018, where he was a Partner, and worked at McKinsey & Company from 2006 to 2014, where he most recently served as an Associate Partner. During his time at Hakluyt and McKinsey, Dr. Vergetis led or facilitated multiple diligences in healthcare, and several engagements designing and putting in place different operating models for healthcare companies. Dr. Vergetis has been working in the intersection of technology/data science and healthcare for more than a decade, is a board member and member of the Executive Committee of the Alliance for Artificial Intelligence in Healthcare (AAIH), and has served as a member of the Dean’s Advisory Council for Cornell’s Ann S. Bowers College of Computing and Information Science. He received a B.S. in Computer Science and Electrical Engineering from Cornell University, and Ph.D. in Electrical Engineering from the University of Pennsylvania. We believe Dr. Vergetis’s deep financial, entrepreneurial and business expertise qualifies him to serve on our Board of Directors.

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

Atanuu Agarrwal our Vice President, is Co-founder and Director at Upside AI, a investment management firm (founded in December 2017) in India that uses machine learning to drive investment decisions. Previously, he was Vice President at NSR Advisors and Vedanta. He had been an investment professional with them since December 2012, through to July 2021. Since August 2018, through December 2020 he served as Vice President for Tenzing Acquisition Corporation which completed a business combination with Reviva Pharmaceuticals. He has worked closely on investments worth over $500 million across financial services, education, telecom, pharmaceutical and media sectors. These include: (i) early stage investments in the biotech, digital health, medical devices, and SAAS sectors for Vedanta and Tenzing Acquisition Corporation; (ii) a financial services platform to invest in PNB Housing Finance, which platform subsequently sold to Carlyle in 2015 resulting in a highly profitable exit for NSR Advisors; PNB Housing Finance later went public in India; and (iii) NSR’s investments in Beaconhouse, a large network of K12 schools present in 7 countries, and Varsity Education Management, a leading service provider to K12 schools and colleges in India. From 2011 to 2012, Mr. Agarrwal was part of the investment banking team at Credit Suisse where he was part of the successful $3 billion acquisition of a stake in a Portuguese utility, EDP, by China Three Gorges, which at that time was the largest ever China-into-Portugal cross-border investment. Mr. Agarrwal holds a B.tech and M.tech in Materials Science from the Indian Institute of Technology, Bombay where he completed a dissertation on the applications of Graphene in drug delivery systems and co-authored a paper in the prestigious Journal of Magnetism and Magnetic Materials.

Daphne Karydas, a member of our Board of Directors, has served as the Chief Financial Officer and Chief Operating Officer of Flare Therapeutics since October 2021. Previously, she served as the Chief Financial Officer of Syndax Pharmaceuticals from July 2020 through October 2021, and also held positions as the Senior Vice President of Corporate Strategy, Corporate Financial Planning and Analysis and Head of Global Investor Relations at Allergen from April 2017 to May 2020, until its acquisition by Abbvie. In these roles, Ms. Karydas oversaw Allergen’s long-term financial and business strategy, and also led engagement with the investment community and business strategy development. Prior to her operating roles at Syndax Pharmaceuticals and Allergan, Ms. Karydas spent approximately 16 years in investment banking and asset management roles, focused exclusively in the healthcare space, including biopharmaceuticals, life sciences & medical technologies and healthcare services. Prior to joining Allergan, Ms. Karydas served as Executive Director and Senior Healthcare Analyst at J.P. Morgan Asset Management. Previously, Ms. Karydas was a Portfolio Manager and Senior Healthcare Analyst at The Boston Company Asset Management, a BNY Mellon company. Earlier, Ms. Karydas was a Vice President at Goldman Sachs Asset Management focused on healthcare, as well as a member of Goldman Sachs’ healthcare investment banking team. Before joining Goldman Sachs, she was a Project Chemical Engineer at Merck & Co. where she focused on process development for novel vaccines. Ms. Karydas received a B.A. and M.S. in chemical engineering from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School. We believe Ms. Karyadas’s deep financial, entrepreneurial and business expertise and experience as a member of the board of another public company qualifies her to serve on our Board of Directors.

William Campbell, a member of our Board of Directors, currently serves as President of Sanoch Management, a consulting and investment vehicle for financial companies, start-ups, and venture capital firms, since January 2012. He also serves as Senior Operating Advisor for NSR Advisors. Mr. Campbell served as a Senior Advisor to the Chairman and CEO of JPMorgan Chase from 2008 until 2012. Prior to that position, William was the Chairman of the Card Services Unit at JPMorgan Chase, the nation’s second largest credit card organization, from 2003 until 2008. From 2005 to 2007 he served as Chairman of Visa International, leading the organization to its IPO, the largest in U.S. history in 2008. Prior to his executive roles mentioned above, Mr. Campbell oversaw Citigroup’s Global Consumer Business from 1996 through 2000. Mr. Campbell spent 28 years at Philip Morris, including five years as Chief Executive Officer of Philip Morris USA. He began his career in Canada in brand management and eventually served as President of Philip Morris Asia Pacific, EVP of Marketing and Sales for Philip Morris USA, and then EVP of Strategic Planning for Philip Morris Companies. William Campbell earned a Bachelor’s Degree in Economics from the University of Alberta in 1965 and a Master’s Degree in Business Administration from the University of Western Ontario in 1967. In 2001, together with his wife and daughters, Mr. Campbell created The Campbell Family Foundation. A primary goal of Mr. Campbell and his family was to become active philanthropists with a mission of providing low cost interventions to change lives. In support of that effort he serves as a founding Board member and Chairman of the END Fund, a private philanthropic initiative dedicated to controlling and eliminating neglected tropical diseases (NTDs) that affect over one billion people globally. Mr. Campbell is a passionate and avid supporter of the Brooklyn Academy of Music (BAM), where he has served on the Board since 1992 and is currently serving as Vice Chairman. His appreciation of the arts has also inspired William to serve as the Chairman of The Byrd Hoffman Water Mill Foundation that honors the work of Robert Wilson and provides residency opportunities for artists’ development. We believe Mr. Campbell’s extensive experience in general management and corporate finance across marquee multinational corporations qualifies him to serve on our Board of Directors.

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

Amitabh (Amit) Singhal, a member of our Board of Directors, worked at Google from November 2000 to February 2016 in various positions including Senior Vice President of Search and in 2006 was named a Google Fellow, an award given to the company’s “elite engineers,” as recognition of his rewrite of the ranking code. He led Google’s core ranking team which focused on improving the accuracy, speed, and thoroughness of Google searches. During his tenure at Google, Singhal received numerous awards and honors. In 2009, Singhal was named by India Abroad as one of the 50 most influential Indian Americans. In 2011, he was inducted as a fellow of the Association for Computing Machinery and was given the UBM Award for Outstanding Achievement in Science and Technology at the Asian Awards. Following his departure from Google in February 2016, Mr. Singhal and his spouse founded the Sitare Foundation which provides educational opportunities for underprivileged children in India. Mr. Singhal joined Uber Technologies, Inc. in January 2017 as Senior Vice President of Engineering and left in February 2017 upon it learning a female employee had complained of inappropriate conduct by him during his time at Google. Subsequent related shareholder lawsuits were filed against, among others, Google, all its Board members and Mr. Singhal which was resolved, by stipulation of all Defendants, and court approval in or around late November 2020. Mr. Singhal currently serves on the boards of GOQii Inc and One Hundred Feet Inc. and served on the board of One97 Communications Ltd. until 2019. Mr. Singhal received a B.S. degree in Computer Science from University of Roorkee (now IIT Roorkee) in India, an M.S. in Computer Science from the University of Minnesota, and a Ph.D. in Computer Science from Cornell University. We believe Mr. Singhal’s deep scientific, financial, entrepreneurial and business expertise qualifies him to serve on our Board of Directors.

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

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Shapiro qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have a compensation committee of the board of directors that consists of Mr. Campbell and Ms. Shapiro. Mr. Campbell serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation in executive session at which the Chief Executive Officer is not present;
●	reviewing and approving the compensation of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Individual	Entity	Entity’s Business	Affiliation
Dr. Stelios Papadopoulos	Biogen Inc.	Biopharmaceuticals	Chairman

	Exelixis, Inc.	Biotechnology	Chairman

	Regulus Therapeutics Inc.	Biopharmaceuticals	Chairman

Parag Saxena	New Silk Route Partners Ltd (and affiliated entities)	Asset Management	CEO and Director

	Vedanta Partners, LLC (and affiliated entities)	Asset Management	CEO and Member of Board of Managers

	Tenzing LLC	Asset Management	Managing Member
	Ascend Telecom Infrastructure Private Limited	Telecom Towers	Director

	Augere Holdings (Netherlands)BV	Telecom Services	Director

Individual	Entity	Entity’s Business	Affiliation
	Loan Frame Technologies PTE Ltd.	Financial Technology	Director

	SetuServ, Inc.	Software Services	Director

	CereSpir Inc.	Pharmaceutical Research	Director

	Arduino Holdings Limited	Asset Management	Director

	Cercacor Laboratories, Inc.	Medical Devices	Director
	Weikfield Foods Private Limited	Consumer Packaged Goods	Director
	Eco Valley Farms and Foods Ltd	Consumer Packaged Goods	Director
	Puruvaras Consultancy Private Ltd	Business Consulting	Director
	CHIPS. Health, Ltd.	Healthcare Platform	Director
	Bio Bharat Ltd. (and affiliated entities)	Biotechnology	Director

Dr. Evangelos (Vangelis) Vergetis	Intelligencia, Inc.	Data Science	Board member
	Alliance for Artificial Intelligence in Healthcare	Global Advocacy	Director

Gonzalo Cordova	Vedanta Management, LP	Asset Management	Partner, Portfolio Manager

Shrikant Sathe	Vedanta Management, LP	Asset Management	Director of Business Development

	Augere Wireless Bangladesh Broadband, Ltd.	Telecom Services	Director

Atanuu Agarrwal
	Wyridian Advisors LLP	Asset Management	Partner

Daphne Karydas	Syndax Pharmaceuticals Inc.	Biopharmaceuticals	CFO
	Elicio Therapeutics, Inc.	Biotechnology	Director

William Campbell	Sanoch Management	Asset Management	Founder

	New Silk Route Advisors, LP (and affiliated entities)	Asset Management	Senior Operating Advisor

	First Beverage Group LLC	Asset Management	Director

Nina Shapiro	New Silk Route Advisors, LP (and affiliated entities)	Asset Management	Senior Operating Advisor

	Indentiv, Inc.	Security	Director

	HSBC Global Asset Management	Asset Management	Director

Individual	Entity	Entity’s Business	Affiliation
	Global Parametrics Man Group RusRail Leasing African Minerals World Bank Group	Technology Asset Management Commercial Services Iron Ore Development Financial Institution	Director Board Member Board Member Board Member Pension Board Member

Amitabh (Amit) Singhal	GOQii Inc.	Technology	Director

	One Hundred Feet Inc.	Technology	Director

	Fingo Inc.	Financial Technology	Director

	REX Homes	Real Estate	Director

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our sponsor purchased founder shares prior to the date of this prospectus and our sponsor will purchase the insider units in transactions that will close simultaneously with the closing of this offering. Our initial shareholders have agreed to waive their right to liquidating distributions with respect to its founder shares and private shares if we fail to consummate our initial business combination within 24 months. However, if our initial shareholders acquire public shares in or after this offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the insider units will be used to fund the redemption of our public shares, and the insider units will expire worthless. Subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell their founder shares until the earlier of (i) one year after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the insider units will not be transferable, assignable or salable by our initial shareholders until after the completion of our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;
●	each of our executive officers, directors and director nominees; and
●	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Number of	Percentage
	Shares	of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Ordinary
Eucrates LLC (2)	2,619,906	19.5%
Dr. Stelios Papadopoulos(2)	2,619,906	19.5%
Parag Saxena(2)	2,619,906	19.5%
Dr. Evangelos (Vangelis) Vergetis(3)	—	—
Shrikant Sathe(3)	—	—
Gonzalo Cordova(3)	—	—
Atanuu Agarrwal(3)	—	—
Daphne Karydas(3)	—	—
William Campbell(3)	—	—
Nina Shapiro((3)	—	—
Amitabh (Amit) Singhal(3)	—	—
BlackRock, Inc.(4)	900,132	6.7%
T. Rowe Price Associates, Inc.(5)	730,864	5.4%
All officers and directors as a group (10 individuals)	2,619,906	19.5%
(1)	Unless otherwise indicated, the business address of each of the individuals is 250 West 55th Street Suite 13D New York, New York 10019.

(2)	Represents shares held by our sponsor. Each of our officers and directors is expected to become a member of our sponsor. The shares held by our sponsor are beneficially owned by Parag Saxena, our Chief Executive Officer, and Stelios Papadopoulos, our Chairman, the managing members of our sponsor, who have voting and dispositive power over the shares held by our sponsor.
(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor.
(4)	Based solely upon the Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 8, 2022.
(5)	Based solely upon the Schedule 13G filed by T. Rowe Price Associates, Inc. with the SEC on February 8, 2022.

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

On January 20, 2022, we issued an unsecured promissory note (the “2022 Promissory Note”) to our sponsor. The 2022 Promissory Note provides that we may borrow up to an aggregate maximum amount of $600,000 from our sponsor. On January 24, 2022, we made an initial draw on the 2022 Promissory Note of $250,000. The notes are convertible into private units as described above.

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

Item 14. Principal Accounting Fees and Services.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees. During the year ended December 31, 2021 and the period from August 21, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $83,000 and $39,000 for the services Marcum performed in connection with the audit of our December 31, 2021 and 2020 financial statements included in this Annual Report on Form 10 K and reviews of our quarterly Form 10-Qs.

Audit-Related Fees. During the year ended December 31, 2021 and the period from August 21, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $0 and $65,000 for the services Marcum performed in connection with our Initial Public Offering.

Tax Fees. During the year ended December 31, 2021 and the period from August 21, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2021 and the period from August 21, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K/A:
1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.
(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K/A.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on October 28, 2020)
4.1	Specimen Unit Certificate - (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-1 on October 15, 2020)
4.2	Specimen Ordinary Shares Certificate - (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-1 on October 15, 2020)
4.3	Specimen Warrant Certificate - (incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-1 on October 15, 2020)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on October 28, 2020)
4.5	Description of the Registrant’s securities (incorporated by reference to Exhibit 4.5 filed with the Company’s Annual Report on Form 10-K on March 31, 2020)
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

10.3	Unit Subscription Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on October 28, 2020)
10.4	Registration Rights Agreement - (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 on October 15, 2020)
10.5	Form of Indemnity Agreement - (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1 on October 15, 2020)
10.6	Promissory Note, dated January 20, 2022 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on January 26, 2022)
24	Power of Attorney (included on signature page of this annual report).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished.
***	Previously filed.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 8th day of April 2022.

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

Name	Position	Date

/s/ Parag Saxena	Chief Executive Officer and Director	April 8, 2022
Parag Saxena	(Principal executive officer)

/s/ Gonzalo Cordova	Chief Financial Officer	April 8, 2022
Gonzalo Cordova	(Principal financial and accounting officer)

/s/ Stelios Papadopoulos	Director	April 8, 2022
Stelios Papadopoulos

/s/ Evangelos Vergetis	Director	April 8, 2022
Evangelos Vergetis

/s/ Daphne Karydas	Director	April 8, 2022
Daphne Karydas

/s/ Amitabh Singal	Director	April 8, 2022
Amitabh Singal

/s/ William Campbell	Director	April 8, 2022
William Campbell

/s/ Nina Shapiro	Director	April 8, 2022
Nina Shapiro

EUCRATES BIOMEDICAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Eucrates Biomedical Acquisition Corp.

Opinion on the Financial Statements

We have audited the balance sheets of Eucrates Biomedical Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on October 27, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company has limited capital resources and will need additional financing to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Ours audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Tampa, FL

April 8, 2022

EUCRATES BIOMEDICAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$49,156	$551,264
Prepaid expenses	215,000	470,106
Total Current Assets	264,156	1,021,370

Marketable securities held in Trust Account	104,842,820	104,805,536
TOTAL ASSETS	$105,106,976	$105,826,906

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities - Accrued expenses	$38,460	$52,603
Warrant liabilities	2,093,894	6,623,910
Deferred underwriting fee payable	3,667,869	3,667,869
TOTAL LIABILITIES	5,800,223	10,344,382

Commitments and Contingencies

Ordinary shares subject to possible redemption 10,479,626 shares at redemption value	104,796,260	104,796,260

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,979,499 issued and outstanding (excluding 10,479,626 shares subject to possible redemption)	—	—
Accumulated deficit	(5,489,507)	(9,313,736)
Total Shareholders’ Deficit	(5,489,507)	(9,313,736)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$105,106,976	$105,826,906

The accompanying notes are an integral part of the financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from August 21,
		2020
		(Inception)
	Year Ended	Through
	December 31,	December 31,
	2021	2020
Formation and operational costs	$743,071	$151,051
Loss from operations	(743,071)	(151,051)

Other income (loss):
Interest earned on marketable securities held in Trust Account	35,761	7,628
Change in fair value of warrant liabilities	4,530,016	(4,671,652)
Unrealized gain on marketable securities held in Trust Account	1,523	1,648
Transaction costs – warrant liabilities	—	(111,046)
Total other income (loss), net	4,567,300	(4,773,422)

Net income (loss)	$3,824,229	$(4,924,473)

Basic and diluted weighted average shares outstanding, Redeemable ordinary shares	10,479,626	5,216,767
Basic and diluted net income (loss) per share, Redeemable ordinary shares	$0.28	$(0.62)

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,979,499	2,715,168
Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$0.28	$(0.62)

The accompanying notes are an integral part of the financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEIFICT

FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE

PERIOD AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – August 21, 2020 (inception)	—	$—	$—	$—

Issuance of Founder Shares to Sponsor	2,875,000	25,000	—	25,000

Sale of 359,592 Private Units	359,592	3,530,000	—	3,530,000

Forfeiture of Founder Shares	(255,093)	—	—	—

Accretion for Ordinary Shares to redemption amount	—	(3,555,000)	(4,389,263)	(7,944,263)

Net loss	—	—	(4,924,473)	(4,924,473)

Balance – December 31, 2020	2,979,499	—	(9,313,736)	(9,313,736)

Net income	—	—	3,824,229	3,824,229

Balance – December 31, 2021	2,979,499	$—	$(5,489,507)	$(5,489,507)

The accompanying notes are an integral part of the financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from August 21,
		2020 (Inception)
	Year Ended	Through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$3,824,229	$(4,924,473)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,530,016)	4,671,652
Interest earned on marketable securities held in Trust Account	(35,761)	(7,628)
Unrealized gain on marketable securities held in Trust Account	(1,523)	(1,648)
Transaction costs incurred in connection with warrant liabilities	—	111,046
Changes in operating assets and liabilities:
Prepaid expenses	255,106	(470,106)
Accrued expenses	(14,143)	52,603
Net cash used in operating activities	(502,108)	(568,554)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(104,796,260)
Net cash used in investing activities	—	(104,796,260)

Cash Flows from Financing Activities:
Payment of offering costs	—	(380,182)
Proceeds from sale of Units, net of underwriting discounts paid	—	102,700,335
Proceeds from sale of Private Units	—	3,595,925
Advances from related party	—	51,125
Repayment of advances from related party	—	(51,125)
Net cash provided by financing activities	—	105,916,078

Net Change in Cash	(502,108)	551,264
Cash – Beginning	551,264	—
Cash – Ending	$49,156	$551,264

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Accretion for Ordinary Shares to redemption amount	$—	$7,944,263
Deferred underwriting fee payable	$—	$3,667,869

The accompanying notes are an integral part of the financial statements.

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

At December 31, 2021, the Company had not yet commenced any operations. All activity from inception through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates nonoperating income in the form of interest income from the proceeds derived from the marketable securities held in the Trust Account (as defined below).

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

Following the closing of the Initial Public Offering on October 27, 2020, the partial exercise of the underwriters’ over-allotment exercise on November 24, 2020, and the sale of the Private Units, an aggregate amount of $104,796,260 ($10.00 per Unit) from the net proceeds of the sale of the Units was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 27, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 27, 2022.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Offering Costs

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

Marketable Securities Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. The Company accounts for its securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statements of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against ordinary shares and accumulated deficit.

At December 31, 2020, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$104,796,260
Less:
Proceeds allocated to Public Warrants	(1,886,333)
Class A ordinary shares issuance costs	(6,057,930)
Plus:
Accretion of carrying value to redemption value	7,944,263
Ordinary shares subject to possible redemption	$104,796,260

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants to purchase 359,592 Units is contingent upon the occurrence of future events. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

			For the Period from August 21,
			2020 (Inception)
	Year Ended December 31,		Through December 31,
	2021		2020
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,977,645	$846,584	$(3,238,785)	$(1,685,688)
Denominator:
Basic and diluted weighted average ordinary share outstanding	10,479,626	2,979,499	5,216,767	2,715,168
Basic and diluted net income (loss) per ordinary share	$0.28	$0.28	$(0.62)	$(0.62)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, excluding the Warrant Liability (see Note 9).

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 of the Company’s ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). As a result of the underwriters’ election to partially exercise their over-allotment option on November 24, 2020, a total of 119,907 Founder Shares are no longer subject to forfeiture and 255,093 Founder Shares were forfeited, resulting in 2,619,907 Founder Shares issued and outstanding.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At December 31, 2021 and 2020, no amounts were outstanding under the Working Capital Loans (see Note 10).

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. At December 31, 2021 and 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 2,979,499 shares of ordinary shares issued and outstanding, excluding 10,479,626 ordinary shares subject to possible redemption which are presented as temporary equity, respectively. so that the Sponsor will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the Private Units and assuming the Sponsor did not purchase any Units in the Initial Public Offering).

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,		December 31,
Description	Level	2021	Level	2020
Assets:
Marketable securities held in Trust Account	1	$104,842,820	1	$104,805,536

Liabilities:
Warrant Liability – Public Warrants	1	$2,024,156	2	$6,392,572
Warrant Liability – Private Placement Warrants	3	$69,738	3	$231,338

The valuation of Public warrants at December 31, 2020 were classified as Level 2 inputs as the warrants were not traded on a stand-alone basis until January 2021. The December 31, 2020 value of the warrants was calculated as the difference between the closing quoted market price of the units less the closing quoted market price of the ordinary shares.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying December 31, 2021 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The fair value of the Private Placement Warrants was estimated at December 31, 2021 and 2020 to be $0.58 and $1.93, respectively, using a binomial lattice option pricing model and the following assumptions:

	December 31, 2021	December 31, 2020
Risk-free interest rate	1.19%	0.39%
Effective expiration date	7/7/2026	12/3/2026
Dividend yield	0.00%	0.00%
Expected volatility	12.1%	26.1%
Exercise price	$11.50	$11.50
Ordinary Share Price	$9.76	$10.05

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$231,338	$6,392,572	$6,623,910
Change in fair value of warrant	(161,600)	(4,368,416)	(4,530,016)
Fair value as of December 31, 2021	$69,738	$2,024,156	$2,093,894

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 20, 2022, the Company issued an unsecured promissory note (the “Promissory Note”) to Eucrates LLC (the “Sponsor”). The Promissory Note provides that the Company may borrow up to an aggregate maximum amount of $600,000 from the Sponsor. On January 24, 2022, the Company made an initial draw on the Promissory Note of $250,000. Amounts up to the aggregate maximum amount may and are expected to be drawn down from time to time by the Company pursuant to the Promissory Note to fund its working capital requirements and for general corporate purposes. The Promissory Note does not bear any interest. If the Company completes an initial business combination, the Company would repay outstanding loaned amounts under the Promissory Note. In the event that the Company is unable to complete an initial business combination, the Company may use a portion of the working capital held outside its trust account to repay such loaned amounts but no proceeds from its trust account would be used for such repayment. The loans are convertible into units of the Company, at a price of $10.00 per unit, at the option of the Sponsor. The units would be identical to those units that were issued to the Sponsor in a private placement concurrent with the Company’s initial public offering.