Form 10-Q
period 2022-06-30
Eucrates Biomedical Acquisition Corp.
filed 2022-08-15
CIK 1822929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 13,459,125 ordinary shares, no par value per share, issued and outstanding.

EUCRATES BIOMEDICAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$104,766	$49,156
Prepaid expenses	117,402	215,000
Total Current Assets	222,168	264,156

Marketable securities held in Trust Account	104,954,769	104,842,820
TOTAL ASSETS	$105,176,937	$105,106,976

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$14,986	$38,460
Convertible promissory note - related party	186,900	—
Total current liabilities	201,886	38,460

Warrant liability	243,915	2,093,894
Deferred underwriting fee payable	3,667,869	3,667,869
TOTAL LIABILITIES	4,113,670	5,800,223

Commitments and Contingencies

Ordinary shares subject to possible redemption 10,479,626 shares at redemption value as of June 30, 2022 and December 31, 2021	104,854,768	104,796,260

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,979,499 issued and outstanding (excluding 10,479,626 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Accumulated deficit	(3,791,501)	(5,489,507)
Total Shareholders’ Deficit	(3,791,501)	(5,489,507)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$105,176,937	$105,106,976

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2022	2021	2022	2021
Formation and operational costs	$137,478	$124,425	$268,514	$249,773
Loss from operations	(137,478)	(124,425)	(268,514)	(249,773)

Other income:
Interest earned on marketable securities held in Trust Account	136,425	7,226	189,595	20,905
Change in fair value of warrants	441,527	759,944	1,849,979	2,863,917
Change in fair value of convertible promissory note - related party	(1,200)	—	63,100	—
Unrealized loss on marketable securities held in Trust Account	(7,614)	(12,154)	(77,646)	(10,319)
Total other income, net	569,138	755,016	2,025,028	2,874,503

Net income	$431,660	$630,591	$1,756,514	$2,624,730

Basic and diluted weighted average shares outstanding, Redeemable ordinary shares	10,479,626	10,479,626	10,479,626	10,479,626
Basic and diluted net income per share, Redeemable ordinary shares	$0.03	$0.05	$0.13	$0.20

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,979,499	2,979,499	2,979,499	2,979,499
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.03	$0.05	$0.13	$0.20

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2022	2,979,499	$—	$(5,489,507)	$(5,489,507)

Net income	—	—	1,324,854	1,324,854

Balance – March 31, 2022	2,979,499	$—	$(4,164,653)	$(4,164,653)

Accretion of ordinary share subject to redemption	—	—	(58,508)	(58,508)

Net income	—	—	431,660	431,660

Balance – June 30, 2022	2,979,499	$—	$(3,791,501)	$(3,791,501)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2021	2,979,499	$—	$(9,313,736)	$(9,313,736)

Net income	—	—	1,994,139	1,994,139

Balance – March 31, 2021	2,979,499	$—	$(7,319,597)	$(7,319,597)

Net income	—	—	630,591	630,591

Balance – June 30, 2021	2,979,499	$—	$(6,689,006)	$(6,689,006)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,756,514	$2,624,730
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,849,979)	(2,863,917)
Change in fair value of convertible promissory note - related party	(63,100)	—
Interest earned on marketable securities held in Trust Account	(189,595)	(20,905)
Unrealized loss on marketable securities held in Trust Account	77,646	10,319
Changes in operating assets and liabilities:
Prepaid expenses	97,598	107,106
Accrued expenses	(23,474)	(25,366)
Net cash used in operating activities	(194,390)	(168,033)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	250,000	—
Net cash provided by financing activities	250,000	—

Net Change in Cash	55,610	(168,033)
Cash – Beginning	49,156	551,264
Cash – Ending	$104,766	$383,231

Non-Cash Investing and Financing Activities:
Accretion for Ordinary Shares to redemption amount	$58,508	$7,944,263

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

At June 30, 2022, the Company had not yet commenced any operations. All activity from inception through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the marketable securities held in the Trust Account (as defined below).

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 27, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has $20,282 of working capital as of June 30, 2022 and may require additional capital to complete a Business Combination, which is available to the Company through the Promissory Note. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 27, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 11, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Offering Costs

The Company complies with the requirement of Accounting Standard Codification (ASC) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $6,057,930 were charged to temporary equity upon the completion of the Initial Public Offering and the partial exercise of the underwriters’ over-allotment and $111,046 of the offering costs were related to the warrant liabilities and charged to the statements of operations.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the condensed statements of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as a component of shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets. The redemption value of the ordinary shares subject to possible redemption as of June 30, 2022 is net of estimated dissolution expenses (see Note 1) of $100,000.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against ordinary shares and accumulated deficit.

At June 30, 2022 and December 31, 2021, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$104,796,260
Less:
Proceeds allocated to Public Warrants	(1,886,333)
Ordinary shares issuance costs	(6,057,930)
Plus:
Accretion of carrying value to redemption value	7,944,263
Ordinary shares subject to possible redemption	$104,796,260
Plus:
Accretion of carrying value to redemption value	58,508
Ordinary shares subject to possible redemption	$104,854,768

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants to purchase 359,592 Units is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$336,102	$95,558	$490,995	$139,596	$1,367,668	$388,846	$2,043,683	$581,047
Denominator:
Basic and diluted weighted average ordinary share outstanding	10,479,626	2,979,499	10,479,626	2,979,499	10,479,626	2,979,499	10,479,626	2,979,499
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.05	$0.05	$0.13	$0.13	$0.20	$0.20

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Convertible Promissory Note

The Company accounts for their convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 must be adopted by January 1, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company entered into a loan agreement with Eucrates LLC (the “Sponsor”) on January 20, 2022, that provides for borrowings of up to $600,000 (the “Promissory Note”). The Sponsor Loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. On January 24, 2022, the Company made an initial draw on the Promissory Note of $250,000. At June 30, 2022, there was $250,000 of borrowings under the Sponsor Loan. This loan was valued using the fair value method. The fair value of the loan as of June 30, 2022, was $186,900, which resulted in a change in fair value of the convertible promissory note of ($1,200) and $63,100 recorded in the condensed statements of operations for the three and six months ended June 30, 2022 (see Note 9), respectively. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (together with the Sponsor Loan, the “Working Capital Loans”). The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The units would be identical to those units that were issued to the Sponsor in a private placement concurrent with the Company’s initial public offering. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7. SHAREHOLDER’S DEFICIT

Preferred Shares — The Company is authorized to issue an unlimited number of no-par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. At June 30, 2022 and December 31, 2021, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no-par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 2,979,499 shares of ordinary shares issued and outstanding, excluding 10,479,626 ordinary shares subject to possible redemption which are presented as temporary equity, respectively, so that the Sponsor will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the Private Units and assuming the Sponsor did not purchase any Units in the Initial Public Offering).

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

JUNE 30, 2022

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

JUNE 30, 2022

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

NOTE 9.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,		December 31,
Description	Level	2022	Level	2021
Assets:
Marketable securities held in Trust Account	1	$104,954,769	1	$104,842,820

Liabilities:
Warrant Liability – Public Warrants	1	$235,821	1	$2,024,156
Warrant Liability – Private Placement Warrants	3	$8,094	3	$69,738
Convertible Promissory Note - Related Party	3	$186,900	3	$—

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The fair value of the Private Placement Warrants was estimated at June 30, 2022 and December 31, 2021 to be $0.07 and $0.58, respectively, using a binomial lattice option pricing model and the following assumptions:

	June 30,	December 31,
	2022	2021
Risk-free interest rate	2.98%	1.19%
Effective expiration date	11/20/2026	7/7/2026
Dividend yield	0.00%	0.00%
Expected volatility	1.7%	12.1%
Exercise price	$11.50	$11.50
Ordinary Share Price	$9.90	$9.76

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents the changes in fair value of the Level 3 warrant liabilities:

			Level 3
	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$69,738	$—	$69,738
Change in fair value of warrants	(46,982)	—	(46,982)
Fair value as of March 31, 2022	$22,756	$—	$22,756
Change in fair value of warrants	(14,662)	—	(14,662)
Fair value as of June 30, 2022	$8,094	$—	$8,094

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the six months ended June 30, 2022 and 2021.

The fair value of the Convertible Promissory Note – Related Party was estimated at June 30, 2022 and January 24, 2022 (initial measurement) to be $186,200 and $186,900, respectively, using a discounted cash flow method and Black-Scholes model, which used the following assumptions:

	June 30,	January 24,
	2022	2022
Risk-free interest rate	2.98%	2.42%
Effective expiration date	11/20/2026	7/7/2026
Dividend yield	0.00%	0.00%
Expected volatility	1.7%	4.8%
Exercise price	$11.50	$11.50
Ordinary Share Price	$9.90	$9.84
Probability of transaction	75.0%	75.0%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note – Related Party:

Convertible
Promissory
Note
Fair value as of January 1, 2022	$—
Proceeds received through convertible note - Related Party on January 24, 2022	250,000
Change in valuation inputs or other assumptions	(64,300)
Fair value as of March 31, 2022	$185,700
Change in valuation inputs or other assumptions	1,200
Fair value as of June 30, 2022	$186,900

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our ordinary shares subject to possible redemption. We previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering and changes in fair value of our warrants and promissory note. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had net income of $431,660, which consisted of change in fair value of warrant liabilities of $441,527 and interest earned on marketable securities held in Trust Account of $136,425, offset by formation and operational costs of $137,478, change in fair value of convertible promissory note - related party of $1,200 and unrealized loss on marketable securities held in Trust Account of $7,614.

For the six months ended June 30, 2022, we had net income of $1,756,514, which consisted of change in fair value of warrant liabilities of $1,849,979, change in fair value of convertible promissory note - related party of $63,100 and interest earned on marketable securities held in Trust Account of $189,595, offset by formation and operational costs of $268,514 and unrealized loss on marketable securities held in Trust Account of $77,646.

For the three months ended June 30, 2021, we had net income of $630,591, which consisted of change in fair value of warrant liabilities of $759,944, interest earned on marketable securities held in Trust Account of $7,226, and unrealized loss on marketable securities held in Trust Account of $12,154, offset by formation and operational costs of $124,425.

For the six months ended June 30, 2021, we had net income of $2,624,730 which consisted of change in fair value of warrant liabilities of $2,863,917 and interest earned on marketable securities held in Trust Account of $20,905, offset by formation and operational costs of $249,773 and unrealized loss on marketable securities held in Trust Account of $10,319.

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

For the six months ended June 30, 2022, net cash used in operating activities was $194,390. Net income of $1,756,514 was impacted by interest earned on marketable securities held in Trust Account of $189,595, unrealized loss on marketable securities held in Trust Account of $77,646, change in fair value of warrant liabilities of $1,849,979 and change in fair value of convertible promissory note - related party of $63,100. Changes in operating assets and liabilities provided $74,124 of cash from operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $168,033. Net income of $2,624,730 was impacted by interest earned on marketable securities held in Trust Account of $20,905, change in fair value of warrant liabilities of $2,863,917, and unrealized loss on marketable securities held in Trust Account of $10,319. Changes in operating assets and liabilities provided $81,740 of cash from operating activities.

At June 30, 2022, we had investments held in the Trust Account of $104,954,769. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we held $104,766 of cash outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Going Concern

We have until October 27, 2022, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. We have $20,282 of working capital as of June 30, 2022 and may require additional capital to complete a Business Combination, which is available to us through our Promissory Note. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 27, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as a component of shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheets.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 must be adopted by January 1, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act of 1940, as amended. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

EUCRATES BIOMEDICAL ACQUISITION CORP.

Date: August 15, 2022		/s/ Parag Saxena
	Name:	Parag Saxena
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022		/s/ Gonzalo Cordova
	Name:	Gonzalo Cordova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)