Form 10-Q
period 2022-09-30
Eucrates Biomedical Acquisition Corp.
filed 2022-11-14
CIK 1822929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 4,206,059 ordinary shares, no par value per share, issued and outstanding.

EUCRATES BIOMEDICAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$60,044	$49,156
Prepaid expenses	37,201	215,000
Total Current Assets	97,245	264,156

Marketable securities held in Trust Account	105,419,089	104,842,820
TOTAL ASSETS	$105,516,334	$105,106,976

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$56,935	$38,460
Convertible promissory note - related party	62,870	—
Total current liabilities	119,805	38,460

Warrant liability	144,056	2,093,894
Deferred underwriting fee payable	3,667,869	3,667,869
TOTAL LIABILITIES	3,931,730	5,800,223

Commitments and Contingencies

Ordinary shares subject to possible redemption 10,479,626 shares at redemption value as of September 30, 2022 and December 31, 2021	105,319,089	104,796,260

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,979,499 issued and outstanding (excluding 10,479,626 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Accumulated deficit	(3,734,485)	(5,489,507)
Total Shareholders’ Deficit	(3,734,485)	(5,489,507)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$105,516,334	$105,106,976

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2022	2021	2022	2021
Formation and operational costs	$166,872	$259,859	$435,386	$509,632
Loss from operations	(166,872)	(259,859)	(435,386)	(509,632)

Other income (expense):
Interest earned on marketable securities held in Trust Account	222,440	7,205	412,035	28,110
Change in fair value of warrants	99,859	1,193,513	1,949,838	4,057,430
Change in fair value of convertible promissory note - related party	124,030	—	187,130	—
Unrealized loss on marketable securities held in Trust Account	241,880	9,363	164,234	(956)
Total other income, net	688,209	1,210,081	2,713,237	4,084,584

Net income	$521,337	$950,222	$2,277,851	$3,574,952

Basic and diluted weighted average shares outstanding, Redeemable ordinary shares	10,479,626	10,479,626	10,479,626	10,479,626
Basic and diluted net income per share, Redeemable ordinary shares	$0.04	$0.07	$0.17	$0.27

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,979,499	2,979,499	2,979,499	2,979,499
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.04	$0.07	$0.17	$0.27

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2022	2,979,499	$—	$(5,489,507)	$(5,489,507)

Net income	—	—	1,324,854	1,324,854

Balance – March 31, 2022	2,979,499	—	(4,164,653)	(4,164,653)

Accretion of ordinary share subject to redemption	—	—	(58,508)	(58,508)

Net income	—	—	431,660	431,660

Balance – June 30, 2022	2,979,499	—	(3,791,501)	(3,791,501)

Accretion of ordinary share subject to redemption	—	—	(464,321)	(464,321)

Net income	—	—	521,337	521,337

Balance – September 30, 2022	2,979,499	$—	$(3,734,485)	$(3,734,485)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2021	2,979,499	$—	$(9,313,736)	$(9,313,736)

Net income	—	—	1,994,139	1,994,139

Balance – March 31, 2021	2,979,499	—	(7,319,597)	(7,319,597)

Net income	—	—	630,591	630,591

Balance – June 30, 2021	2,979,499	—	(6,689,006)	(6,689,006)

Net income	—	—	950,222	950,222

Balance – September 30, 2021	2,979,499	$—	$(5,738,784)	$(5,738,784)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,277,851	$3,574,952
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,949,838)	(4,057,430)
Change in fair value of convertible promissory note - related party	(187,130)	—
Interest earned on marketable securities held in Trust Account	(412,035)	(28,110)
Unrealized loss on marketable securities held in Trust Account	(164,234)	956
Changes in operating assets and liabilities:
Prepaid expenses	177,799	186,106
Accrued expenses	18,475	(21,519)
Net cash used in operating activities	(239,112)	(345,045)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	250,000	—
Net cash provided by financing activities	250,000	—

Net Change in Cash	10,888	(345,045)
Cash – Beginning	49,156	551,264
Cash – Ending	$60,044	$206,219

Non-Cash Investing and Financing Activities:
Accretion for Ordinary Shares to redemption amount	$522,829	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

At September 30, 2022, the Company had not yet commenced any operations. All activity from inception through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the marketable securities held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2022

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

On October 24, 2022, the Company held a special meeting to vote on an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination from October 27, 2022 to April 27, 2023 (the “Extension Proposal”). In connection with the Extension Proposal, shareholders elected to redeem 9,253,065 Ordinary Shares, which represents approximately 88% of the shares that were part of the units that were sold in the Company’s initial public offering. Following such redemptions, approximately $12,353,117 will remain in the trust account and 4,206,059 Ordinary Shares will remain issued and outstanding.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Based on the shareholder vote, the Company will now have until April 27, 2023 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 27, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has a $22,560 working capital deficit as of September 30, 2022 and may require additional capital to complete a Business Combination, which is available to the Company through the Promissory Note. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 27, 2023.

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

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 11, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the condensed statements of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as a component of shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The redemption value of the ordinary shares subject to possible redemption as of September 30, 2022 is net of estimated dissolution expenses (see Note 1) of $100,000.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against ordinary shares and accumulated deficit.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

At September 30, 2022 and December 31, 2021, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$104,796,260
Less:
Proceeds allocated to Public Warrants	(1,886,333)
Ordinary shares issuance costs	(6,057,930)
Plus:
Accretion of carrying value to redemption value	7,944,263
Ordinary shares subject to possible redemption, December 31, 2021	104,796,260
Plus:
Accretion of carrying value to redemption value	522,829
Ordinary shares subject to possible redemption, September 31, 2022	$105,319,089

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Net Income Per Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants to purchase 359,592 Units is contingent upon the occurrence of future events. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$405,927	$115,410	$739,868	$210,354	$1,773,594	$504,257	$2,783,551	$791,401
Denominator:
Basic and diluted weighted average ordinary share outstanding	10,479,626	2,979,499	10,479,626	2,979,499	10,479,626	2,979,499	10,479,626	2,979,499
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.07	$0.07	$0.17	$0.17	$0.27	$0.27

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company entered into a loan agreement with Eucrates LLC (the “Sponsor”) on January 20, 2022, that provides for borrowings of up to $600,000 (the “Promissory Note”). The Sponsor Loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. On January 24, 2022, the Company made an initial draw on the Promissory Note of $250,000. At September 30, 2022, there was $250,000 of borrowings under the Sponsor Loan. This loan was valued using the fair value method. The fair value of the loan as of September 30, 2022, was $62,870, which resulted in a change in fair value of the convertible promissory note of $124,030 and $187,130 recorded in the condensed statements of operations for the three and nine months ended September 30, 2022 (see Note 9), respectively. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (together with the Sponsor Loan, the “Working Capital Loans”). The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The units would be identical to those units that were issued to the Sponsor in a private placement concurrent with the Company’s initial public offering. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

NOTE 7. SHAREHOLDER’S DEFICIT

Preferred Shares — The Company is authorized to issue an unlimited number of no-par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. At September 30, 2022 and December 31, 2021, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no-par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 2,979,499 shares of ordinary shares issued and outstanding, excluding 10,479,626 ordinary shares subject to possible redemption which are presented as temporary equity, respectively, so that the Sponsor will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the Private Units and assuming the Sponsor did not purchase any Units in the Initial Public Offering).

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

NOTE 9.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,		December 31,
Description	Level	2022	Level	2021
Assets:
Marketable securities held in Trust Account	1	$105,419,089	1	$104,842,820

Liabilities:
Warrant Liability – Public Warrants	1	$139,271	1	$2,024,156
Warrant Liability – Private Placement Warrants	3	$4,785	3	$69,738
Convertible Promissory Note - Related Party	3	$62,870	3	$—

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The fair value of the Private Placement Warrants was estimated at September 30, 2022 and December 31, 2021 to be $0.04 and $0.58, respectively, using a binomial lattice option pricing model and the following assumptions:

	September 30,	December 31,
	2022	2021
Risk-free interest rate	4.08%	1.19%
Effective expiration date	05/03/2024	7/7/2026
Dividend yield	0.00%	0.00%
Expected volatility	5.6%	12.1%
Exercise price	$11.50	$11.50
Ordinary Share Price	$10.02	$9.76

The following table presents the changes in fair value of the Level 3 warrant liabilities:

			Level 3
	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$69,738	$—	$69,738
Change in fair value of warrants	(46,982)	—	(46,982)
Fair value as of March 31, 2022	22,756	—	22,756
Change in fair value of warrants	(14,662)	—	(14,662)
Fair value as of June 30, 2022	8,094	—	8,094
Change in fair value of warrants	(3,309)	—	(3,309)
Fair value as of September 30, 2022	$4,785	$—	$4,785

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the nine months ended September 30, 2022 and 2021.

The fair value of the Convertible Promissory Note – Related Party was estimated at September 30, 2022 and January 24, 2022 (initial measurement) to be $62,870 and $186,900, respectively, using a discounted cash flow method and Black-Scholes model, which used the following assumptions:

	September 30,	January 24,
	2022	2022
Risk-free interest rate	4.08%	2.42%
Effective expiration date	05/03/2024	7/7/2026
Dividend yield	0.00%	0.00%
Expected volatility	5.6%	4.8%
Exercise price	$11.50	$11.50
Ordinary Share Price	$10.02	$9.84
Probability of transaction	25.0%	75.0%

EUCRATES BIOMEDICAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note – Related Party:

Convertible
Promissory
Note
Fair value as of January 1, 2022	$—
Proceeds received through convertible note - Related Party on January 24, 2022	250,000
Change in valuation inputs or other assumptions	(64,300)
Fair value as of March 31, 2022	185,700
Change in valuation inputs or other assumptions	1,200
Fair value as of June 30, 2022	186,900
Change in valuation inputs or other assumptions	(124,030)
Fair value as of September 30, 2022	$62,870

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the below.

On October 24, 2022, the Company held a special meeting to vote on an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination from October 27, 2022 to April 27, 2023 (the “Extension Proposal”). In connection with the Extension Proposal, shareholders elected to redeem 9,253,065 Ordinary Shares, which represents approximately 88% of the shares that were part of the units that were sold in the Company’s initial public offering. Following such redemptions, approximately $12,353,117 will remain in the trust account and 4,206,059 Ordinary Shares will remain issued and outstanding.

On November 7, 2022, the Company made a second draw on the Promissory Note of $350,000. The total amount drawn on the Promissory Note on the date these financial statements were issued was $600,000, which is now fully drawn upon. The Promissory Note does not bear any interest. If the Company completes an initial business combination, amounts outstanding under the Promissory Note would be repaid. In the event that the Company is unable to complete an initial business combination, a portion of the working capital held outside the trust account would be used to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. The loans are convertible into units of the Company, at a price of $10.00 per unit, at the option of the Sponsor. The units would be identical to those units that were issued to the Sponsor in a private placement concurrent with the Company’s initial public offering.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of September 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our ordinary shares subject to possible redemption. We previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

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

Recent Developments

On October 24, 2022, we held a special meeting to vote on an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate a business combination from October 27, 2022 to April 27, 2023 (the “Extension Proposal”). In connection with the Extension Proposal, shareholders elected to redeem 9,253,065 Ordinary Shares, which represents approximately 88% of the shares that were part of the units that were sold in our initial public offering. After giving effect to such redemptions, approximately $12,353,117 remained in the trust account and 4,206,059 Ordinary Shares remained issued and outstanding.

In order to finance transaction costs in connection with a Business Combination, we entered into a loan agreement with Eucrates LLC (the “Sponsor”) on January 20, 2022, that provided for borrowings of up to $600,000 (the “Promissory Note”). As previously disclosed, we immediately made a draw on the Promissory Note of $250,000. On November 7, 2022, we made a second draw on the Promissory Note of $350,000.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering and changes in fair value of our warrants and promissory note. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had net income of $521,337, which consisted of change in fair value of warrant liabilities of $99,859 and interest earned on marketable securities held in Trust Account of $222,440, change in fair value of convertible promissory note - related party of $124,030 and unrealized gain on marketable securities held in Trust Account of $241,880, partially offset by formation and operational costs of $166,872.

For the nine months ended September 30, 2022, we had net income of $2,277,851, which consisted of change in fair value of warrant liabilities of $1,949,838 and interest earned on marketable securities held in Trust Account of $412,035, change in fair value of convertible promissory note - related party of $187,130 and unrealized gain on marketable securities held in Trust Account of $164,234, partially offset by formation and operational costs of $435,386.

For the three months ended September 30, 2021, we had a net income of $950,222, which consisted of change in fair value of derivative liability of $1,193,513 and interest earned on marketable securities held in Trust Account of $7,205 and unrealized gain on marketable securities held in Trust Account of $9,363, partially offset by formation and operational costs of $259,859.

For the nine months ended September 30, 2021, we had a net income of $3,574,952, which consisted of change in fair value of derivative liability of $4,057,430 and interest earned on marketable securities held in Trust Account of $28,110, partially offset by formation and operational costs of $509,632 and unrealized loss on marketable securities held in Trust Account of $956.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $239,112. Net income of $2,277,851 was impacted by interest earned on marketable securities held in Trust Account of $412,035, unrealized gain on marketable securities held in Trust Account of $164,234, change in fair value of warrant liabilities of $1,949,838 and change in fair value of convertible promissory note - related party of $187,130. Changes in operating assets and liabilities provided $196,274 of cash from operating activities.

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

At September 30, 2022, we had investments held in the Trust Account of $105,419,089. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we held $60,044 of cash outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Going Concern

We have until April 27, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. We have $22,560 of working capital deficit as of September 30, 2022 and may require additional capital to complete a Business Combination, which is available to us through our Promissory Note. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 27, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Because, in light of Investment Company Act concerns, we have instructed the trustee of the Trust Account to hold all funds in the Trust Account in cash, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which will reduce the dollar amount that our public shareholders will receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company, on October 25, 2022, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination or liquidation. This means that the amount available for redemption will not increase in the future, and those shareholders who did not elect to redeem in connection with our Extension Proposal will receive approximately the same amount, without meaningful additional interest, if they redeem in connection with a Business Combination or if the Company is liquidated in the future, in each case as compared with the per share amount they would receive if they had redeemed in connection with the Extension Proposal.

If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

Our sponsor is controlled by and has substantial ties to non-U.S. persons. As such, we may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our sponsor is controlled by and has substantial ties to non-U.S. persons, including persons with Greek and Indian citizenship. Our sponsor and/or the post-combination company may be considered a “foreign person” under the regulations administered by CFIUS. As such, our initial business combination with a U.S. business may be subject to CFIUS review. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing with CFIUS or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. In each case, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar ties to non-U.S. persons.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination within the timeframe described herein, because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive $10.07 per share, or less in certain circumstances, and our rights and warrants will expire worthless. This would also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment in us through any price appreciation in the combined company.

The reduced size of our Trust Account may make it more difficult for us to complete an initial business combination.

On October 24, 2022, we held a special meeting of shareholders to vote on the Extension Proposal. In connection with the Extension Proposal, shareholders elected to redeem 9,253,065 Ordinary Shares, which represents approximately 88% of the shares that were part of the units that were sold in our initial public offering. After giving effect to such redemptions, approximately $12,353,117 remained in the Trust Account. The resulting reduction of the amount available to us in the Trust Account may make us a less attractive partner for a target and also may make it more difficult for us to complete an initial business combination.

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

On October 24, 2022, we held a special meeting to vote on the Extension Proposal. In connection with the Extension Proposal, shareholders elected to redeem 9,253,065 Ordinary Shares, which represents approximately 88% of the shares that were part of the units that were sold in our initial public offering. After giving effect to such redemptions, approximately $12,353,117 remained in the Trust Account and 4,206,059 Ordinary Shares remained issued and outstanding.

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

EUCRATES BIOMEDICAL ACQUISITION CORP.

Date: November 14, 2022		/s/ Parag Saxena
	Name:	Parag Saxena
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022		/s/ Gonzalo Cordova
	Name:	Gonzalo Cordova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)