Form 10-K
period 2022-12-31
Eucrates Biomedical Acquisition Corp.
filed 2023-04-13
CIK 1822929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

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

As of April 13, 2023, there were 4,206,059 ordinary shares, no par value per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described under the heading “Item 1A. Risk Factors”, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	A significant number of our public shares were redeemed and the funds we have in the trust account are limited.
●	We may not be able to complete an initial business combination within the required time period.

●	Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.
●	We are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm in connection with our initial business combination.
●	Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
●	Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.
●	We may seek investment opportunities with a financially unstable business or in its early stages of development.
●	If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate.
●	Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines.
●	Our management team and our shareholders may not be able to maintain control of a target business after our initial business combination.
●	Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”
●	Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
●	Past performance by our management team may not be indicative of future performance of an investment in our company or our ability to successfully consummate an initial business combination.
●	Since our sponsor will lose its entire investment in us if our initial business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.
●	Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective of consummating an initial business combination.
●	Investors may have difficulty enforcing judgments against our management or our target business.

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

We completed our initial public offering on October 27, 2020, and the proceeds of our initial public offering are held in a trust account for the benefit of our public shareholders (in the amount of $12,353,160 as of December 31, 2022). We may use such amounts to help fund our initial business combination, subject to the right of our public shareholders to have their ordinary shares of our company redeemed in connection with our initial business combination.

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

Company History

On October 27, 2020, we completed our initial public offering of 10,000,000 units. Each unit consists of one ordinary share and one-third of one warrant, with each warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $100,000,000. We granted Stifel, Nicolaus & Company, Incorporated and H.C. Wainwright & Co., LLC, the underwriters of our initial public offering, (the “Representatives”) a 45-day option to purchase up to 1,500,000 additional units to cover over-allotments.

Concurrent with the closing of our initial public offering, pursuant to the Unit Subscription Agreement, dated October 23, 2020, by and between us and our sponsor, we completed the private sale of an aggregate of 350,000 private units, at a purchase price of $10.00 per private unit, generating gross proceeds of $3,500,000. The private units are identical to the units sold in our initial public offering, except that the warrants that are part of the private units are, so long as our sponsor or its permitted transferees hold such warrants, subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and: (1) will not be redeemable by us (except as described in the prospectus for our initial public offering); and (2) may be exercised by the holders on a cashless basis. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the private units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $100,000,000, comprised of the proceeds from our initial public offering, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earlier of: (1) the completion of the Company’s initial business combination within the required time period; (2) the Company’s redemption of 100% of the outstanding public shares if the Company has not completed an initial business combination in the required time period; and (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity.

On November 20, 2020, the Representatives partially exercised the over-allotment option and on November 24, 2020, purchased an additional 479,626 over-allotment units, generating gross proceeds of $4,796,260. In connection with the Representatives’ partial exercise of their over-allotment option, our sponsor purchased an additional 9,592 private units, generating gross proceeds to the Company of $95,925. In connection with the closing and sale of the over-allotment units and 9,592 additional private units (together, the “Over-Allotment Closing”), a total of $4,796,260 comprised of $4,700,335 of the proceeds from the closing and sale of the over-allotment units (which amount included $167,869 of the Representatives’ deferred discount) and $95,925 of the proceeds of the sale of the additional 9,592 private units, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

On October 24, 2022, we held a special meeting (the “Special Meeting”) of shareholders in lieu of the 2022 annual general meeting of shareholders. At the Special Meeting, our shareholders approved a proposal amending our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination from October 27, 2022 to April 27, 2023 (the “Extension Proposal”). In connection with the Extension Proposal, shareholders elected to redeem 9,253,065 ordinary shares, which represented approximately 88% of the shares that were part of the units that were sold in our initial public offering. Following such redemptions, $12,353,117 remained in the trust account and 4,206,059 ordinary shares remained issued and outstanding.

Our Sponsor and Founders

As described in detail in the next section, we have a management team of seasoned executives with a unique blend of complementary skills. Our founders, Stelios Papadopoulos, Parag Saxena, Evangelos Vergetis and Daphne Karydas, have extensive experience in the healthcare and technology sectors and an affiliate of our sponsor, Vedanta Management, is a leading healthcare and technology focused investment firm. Vedanta Management, a private investment management firm with approximately $429 million of regulatory assets under management as of December 31, 2022, Vedanta Management was founded in 2006 by Parag Saxena. At Vedanta Management, Mr. Saxena was joined by other professionals who had worked together with Mr. Saxena at INVESCO Private Capital and its predecessor firms, starting in 1984. Vedanta Management is headquartered in New York City and, along with affiliates, has presence in Silicon Valley and Mumbai. Vedanta’s investment activities are focused on the following:

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

Experience with Special Purpose Acquisition Vehicles

Our management team has previous experience in the execution of public acquisition vehicles. Mr. Saxena was the Chairman of Tenzing Acquisition Corp., Mr. Cordova was the Chief Financial Officer of Tenzing Acquisition Corp. and Mr. Agarrwal was the Vice President of Tenzing Acquisition Corp. Tenzing Acquisition Corp. was a special purpose acquisition company formed for substantially similar purposes as our company. In December 2020, Tenzing Acquisition Corp. consummated a business combination with Reviva Pharmaceuticals Holdings, Inc., a clinical-stage pharmaceutical company developing therapies that address unmet medical needs in the areas of central nervous system, cardiovascular, metabolic and inflammatory diseases. The ordinary shares and warrants of the combined company, Reviva Pharmaceuticals Holdings, Inc., are listed on Nasdaq under the symbol “RVPH” and “RVPHW”, respectively. Mr. Saxena currently serves as the Chairman of the board of directors of Reviva Pharmaceuticals Holdings, Inc. and Ms. Karydas serves as an advisor to Reviva Pharmaceuticals Holdings, Inc. Our founders and our directors and officers, Vedanta Management, or its affiliates, expect in the future to become affiliated with other public special public acquisition companies that may have acquisition objectives that are similar to ours. See “Risk Factors-Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.”

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

The U.S. Centers for Medicare and Medicaid Services estimated that National Health Expenditures (NHE) in the United States exceeded $4.3 trillion in 2021, or $12,914 per person, and accounted for 18.3% of Gross Domestic Product (GDP) in 2021. This organization projects that the share of NHE in GDP will reach 19.6% in 2030, such that the U.S. will retain the highest level by far among high income countries. Despite this substantial level of spending, the United States does not achieve commensurate outcomes. There are several reasons contributing to this imbalance. We believe the main reason is that decisions on spending for healthcare are not necessarily informed by an alignment of cost and expected outcomes.

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

In addition, the COVID-19 pandemic presented a health, social and economic crisis. Solutions offered by the healthcare industry through innovations in vaccines, pharmaceuticals and treatment protocols were incorporated into medical practice, saving lives and allowing the economy to resume functioning in a normal manner. At the same time the crisis represented a catalytic event served to redefine human interaction and communication in both, the personal and professional settings. In the healthcare space, virtual contacts among professionals as well as patients with providers have been adopted at a pace far greater than what would have happened under normal circumstances.

The COVID-19 pandemic also caused a re-alignment in asset allocation across the institutional investment community. Global portfolio managers seeking higher rates of return are deploying capital to sectors driven by growth and innovation. Healthcare and technology, direct beneficiaries of this thematic shift in portfolio construction, have outperformed the broader markets during the pandemic environment and may continue to do so for the foreseeable future. Recent robust levels of fund inflows into healthcare fund management is evidence of this phenomenon. Innovation is driving out-sized investment returns.

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

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. We are seeking to acquire companies that we believe are characterized by one or more of the themes below:

●	Biomedicine: Data-driven approaches to accelerate the drug discovery and development process; the collection and analysis of real-world evidence to inform expanded or novel uses of existing drugs; novel biologies in pursuit of solutions for diseases that have been largely intractable to date;
●	Medical technology & diagnostics: Medical devices demonstrating improved outcomes and cost savings; rapid and easy to manufacture diagnostics for the purpose of improving decision-making as well as access; “smart” medical devices and technologies that leverage artificial intelligence and machine learning to create efficiencies to alleviate overburdened hospitals and clinics; real-time monitoring devices including wearables to enable better timing for desired intervention; data-driven approaches to accurately diagnose disease and assist in selection of treatment modalities;

●	Healthcare services: Improved clinical decision support systems; platforms for better treatment strategies; outpatient facilities with lower cost structures and focus on outcomes-based delivery; specialized care centers with agile workforce; optimization of emergency services and rapid deployment of first responders.

Any company that we select as a merger candidate, in addition to being characterized by one or more of the areas of focus described above, should be ready to be a publicly traded company, with strong management and reporting policies in place. Lastly, we would expect the company to have unrecognized value or growth characteristics that we believe are likely to be appreciated by the market in the short term, thus enabling above-average risk-adjusted returns.

Initial Business Combination

We have until April 27, 2023 to consummate our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under BVI law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (i.e., October 27, 2025), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Financial Position

We have funds available for a business combination in the amount of approximately $12,353,160 as of December 31, 2022, assuming no redemptions and after payment of up to $3,667,869 of deferred underwriting fees, before estimated offering expenses. We intend to complete our initial business combination using a combination of our cash, debt or equity securities. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

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

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2022 is approximately $10.07 per share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

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

If we seek shareholder approval (assuming we are not deemed to be a foreign private issuer at such time), we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares, private shares and any public shares purchased in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. Our initial shareholders, officers and directors currently hold 62.3% of our outstanding ordinary shares. As a result we will not need any of the public shares currently outstanding to be voted in favor of a transaction in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination.

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

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001 upon the consummation of our initial business combination. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 upon the consummation of our initial business combination (which may be substantially higher depending on the terms of our initial business combination), the chance that the holders of our ordinary shares electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

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

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target by April 27, 2023.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination by April 27, 2023. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by April 27, 2023, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and make a notification filing with the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”). We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and private shares if we fail to consummate our initial business combination within the applicable period from the closing of our initial public offering.

However, if our initial shareholders, or any of our officers, directors or affiliates acquires public shares, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate our initial business combination by April 27, 2023. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $18,865 as of December 31, 2022, not placed in the trust account, and the interest income earned on the balance of the trust account (net of taxes payable) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by April 27, 2023, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 27, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

We are required to have our internal control procedures evaluated for the fiscal year ended December 31, 2022 required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”). A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (i.e., October 27, 2025), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

A significant number of public shares were redeemed in connection with the Extension Proposal.

As a result of the significant number of redemptions of public shares in connection with the Extension Proposal, there was, at December 31, 2022, $12,353,160 held in the trust account. We do not know how many public shareholders will ultimately exercise their redemption rights in connection with our initial business combination. If we consummate a business combination, we may require additional financing to consummate the acquisition and to subsequently fund the operations and growth of the target business. The failure to secure additional financing could have a material adverse effect on our ability to consummate an initial business combination, as well as on the continued development and growth of the target business. None of our sponsor, initial shareholders, officers, directors or their affiliates is required to provide any financing to us after any initial business combination.

The requirement that we complete our initial business combination by April 27, 2023 may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by April 27, 2023. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by April 27, 2023. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic has caused market disruptions both in the U.S. and globally during the time since our inception and, while the full extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least until April 27, 2023, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate for at least until April 27, 2023, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

If we are unable to consummate our initial business combination by April 27, 2023, our public shareholders may be forced to wait beyond April 27, 2023 before redemption from our trust account.

If we are unable to consummate our initial business combination by April 27, 2023, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our amended and restated memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable ) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond April 27, 2023 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

We may only be able to complete one initial business combination with the proceeds of our initial public offering, and the sale of the private units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2022, we had approximately $12,353,160 in the trust account that we may use to complete our initial business combination.

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

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. In this case, holders of warrants are treated in the same manner as holders of warrants of blank check companies whose units are comprised of shares and warrants, as the warrants in those companies do not participate in liquidating distributions. Nevertheless, the foregoing may provide a financial incentive to public shareholders to vote in favor of any proposed initial business combination as their warrants would entitle the holder to purchase ordinary shares, resulting in an increase in their overall economic stake in our company. If an initial business combination is not approved, the warrants will expire and will be worthless.

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

Many blank check companies have a provision in their charter, which prohibits the amendment of certain of its provisions, including those, which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our amended and restated memorandum and articles of association. Other provisions of our amended and restated memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our amended and restated memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, who beneficially own approximately 62.3% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our amended and restated memorandum and articles of association that would affect the substance and timing of our obligation to redeem the public shares of any public shareholder without the consent of that holder, if we are unable to consummate our initial business combination by April 27, 2023.

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

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, we instructed Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or liquidation of the Company.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other matters, to the circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act of 1940. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete an initial business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a SPAC to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its IPO registration statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire and become worthless.

The funds in the trust account had, since our initial public offering, been held only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), in October 2022 we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the completion of an initial business combination or our liquidation. This means that the amount available for redemption will not increase in the future, and we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or liquidation of the Company.

Risks Relating to the Post-Business Combination Company

Purchases of ordinary shares in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our ordinary shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers, advisors or their affiliates purchase ordinary shares in the open market or in privately negotiated transactions, the public “float” of our ordinary shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the initial business combination.

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

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

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

Risks Relating to our Management Team

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”, and we are completely dependent on our sponsor to loan us additional funds to continue operations or fund a business combination.

As of December 31, 2022, we had $18,865 in our operating bank accounts and $12,353,160 in cash held in the Trust Account to be used for an initial business combination or to repurchase or redeem our ordinary shares in connection therewith. Given the limited funds available to us outside of the trust account, we are currently completely dependent on our sponsor to lend us additional funds to continue our operations and fund an initial business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders (including our sponsor) own approximately 62.3% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only one-third of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from shareholders, in which case they may influence a vote in favor of a initial business combination that you do not support.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, (assuming we are not deemed to be a foreign private issuer at such time), our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

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

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors (such affiliates including New Silk Route Partners Ltd., a company affiliated with our Chief Executive Officer, Parag Saxena). Our directors also serve as officers and board members for other entities. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent account firm regarding the fairness to our shareholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our shareholders, whether or not a conflict of interest may exist.

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

Risks Relating to Ownership of Our Securities

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

Pursuant to, among other documents, our amended and restated memorandum and articles of association, if we do not complete our initial business combination by April 27, 2023, this will trigger the required redemption of our ordinary shares using the available funds in the trust account pursuant to our amended and restated memorandum and articles of association, resulting in our repayment of available funds in the trust account. Following which, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar that the liquidation has been completed. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court, which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

Our public shareholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 27, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules (assuming we are not deemed to be a foreign private issuer at such time), and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules (assuming we are not deemed to be a foreign private issuer at such time), our amended and restated memorandum and articles of association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering. Your inability to redeem more than an aggregate of 15% of the shares sold in our initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by April 27, 2023, we will be required to redeem our public shares from the trust account pursuant to our amended and restated memorandum and articles of association.

However, if at any time we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete its final report and accounts and will then notify the Registrar. The liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the amounts otherwise payable to them.

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

If we do not complete our initial business combination by April 27, 2023, and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

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

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report, are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, “Derivatives and Hedging”, (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	a reduced liquidity with respect to our securities;
●	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;
●	a limited amount of news and analyst coverage for our company; and a decreased ability to issue additional securities or obtain additional financing in the future.

General Risk Factors

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination within the timeframe described herein, because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. This would also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment in us through any price appreciation in the combined company.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the re-evaluation of accounting guidance, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020 (the “Restatement”). As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement related to the accounting for complex financial instruments, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weakness in our internal control over financial reporting. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on our initial business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our initial business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

After the consummation of an initial business combination, it is likely that substantially all or a significant portion of our assets may be located outside of the United States and some of our officers and directors may reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that India does not have a treaty providing for the reciprocal recognition and enforcement of judgments of courts with the United States.

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

Our amended and restated memorandum and articles of association permits the board of directors by resolution to amend the amended and restated memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our amended and restated memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by April 27, 2023.

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

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking an initial business combination target.

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

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us.

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

Holders

At March 30, 2023, there were two holders of record of our units, two holders of record of our ordinary shares and one holder of record of our warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On October 27, 2020, we completed our initial public offering of 10,000,000 units. On November 24, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, we sold an additional 479,626 units. The units sold in our initial public offering and the partial exercise of over-allotment option sold at an offering price of $10.00 per unit, generating total gross proceeds of $104,796,260. Stifel, Nicolaus & Company, Incorporated and H.C. Wainwright & Co., LLC acted as joint book-running managers. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-24333) that became effective on October 23, 2020.

Simultaneously with the consummation of our initial public offering, and the partial exercise of the over-allotment option, we consummated a private placement of 359,592 private units to our sponsor at a price of $10.00 per private unit generating total proceeds of $3,595,925. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from our initial public offering, including the over-allotment option, and the sale of the private units, $104,796,260 was placed in the Trust Account.

We paid a total of $2,095,925 in underwriting discounts and commissions and $405,182 for other costs and expenses related to our initial public offering. In addition, the underwriter agreed to defer $3,667,869 in underwriting discounts and commissions.

There has been no material change in the planned use of proceeds from our initial public offering from what was described in our final prospectus dated October 26, 2020, which was filed with the SEC.

Item 6. [Reserved]

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

Overview

We are a blank check company incorporated in the British Virgin Islands on August 21, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar initial business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of our initial public offering and the sale of the private units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations (other than searching for an initial business combination after our initial public offering) nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and, subsequent to our initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering and changes in fair value of our warrants and promissory note. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2022, we had net income of $2,419,605, which consisted of change in fair value of warrant liabilities of $1,877,109 and interest earned on marketable securities held in Trust Account of $701,134 and change in fair value of convertible promissory note - related party of $539,940, partially offset by formation and operational costs of $698,578.

For the year ended December 31, 2021, we had a net income of $3,824,229, which consisted of change in fair value of warrant liabilities of $4,530,016, interest earned on marketable securities held in Trust Account of $35,761 and unrealized gain on marketable securities held in Trust Account of $1,523, offset by formation and operational costs of $743,071.

Liquidity and Capital Resources

Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of ordinary shares by our sponsor and loans from our sponsor.

On October 27, 2020, we consummated our initial public offering of 10,000,000 units at a price of $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 350,000 private units to our sponsor at a price of $10.00 per private unit generating gross proceeds of $3,500,000.

On November 24, 2020, the Company sold an additional 479,626 units for total gross proceeds of $4,796,260 in connection with the underwriters’ partial exercise of their over-allotment option. Simultaneously with the partial closing of the over-allotment option, we also consummated the sale of an additional 9,592 private units at $10.00 per private unit, generating total proceeds of $95,925.

Following our initial public offering, the partial exercise of the over-allotment option, and the sale of the private units, a total of $104,796,260 was placed in the Trust Account. We incurred $6,168,976 in transaction costs, including $2,095,925 of underwriting fees, $3,667,869 of deferred underwriting fees and $405,182 of other costs.

For the year ended December 31, 2022, net cash used in operating activities was $630,291. Net income of $2,419,605 was impacted by interest earned on marketable securities held in Trust Account of $701,134, change in fair value of warrant liabilities of $1,877,109 and change in fair value of convertible promissory note - related party of $539,940. Changes in operating assets and liabilities provided $68,287 of cash from operating activities.

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

At December 31, 2022, we held $12,353,160 of cash in the Trust Account of. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we held $18,865 of cash outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into additional private units, at a price of $10.00 per unit, at the option of the lender.

On January 20, 2022, we issued an unsecured promissory note (the “2022 Promissory Note”) to our sponsor. The 2022 Promissory Note provided that we may borrow up to an aggregate maximum amount of $600,000 from our sponsor. On January 24, 2022, we made an initial draw on the 2022 Promissory Note of $250,000 and a subsequent draw on November 7, 2022 of $350,000. On February 15, 2023 we issued another unsecured promissory note (the “2023 Promissory Note”) to our sponsor. The 2023 Promissory Note provides that we may borrow up to an aggregate maximum amount of $500,000 from our sponsor. Also on February 15, 2023 we made an initial draw on the 2023 Promissory Note of $96,000, followed by a draw of $150,000 on March 31, 2023.

Amounts up to the aggregate maximum amount may and are expected to be drawn down from time to time by us pursuant to the 2023 Promissory Note to fund our working capital requirements and for general corporate purposes. The 2022 Promissory Note and the 2023 Promissory Note do not bear any interest. If we complete an initial business combination, we would repay outstanding loaned amounts under the 2022 Promissory Note and the 2023 Promissory Note. In the event that we are unable to complete an initial business combination, we may use a portion of the working capital held outside its trust account to repay such loaned amounts but no proceeds from its trust account would be used for such repayment. The loans are convertible into units of the Company, at a price of $10.00 per unit, at the option of our sponsor. The units would be identical to those units that were issued to our sponsor in a private placement concurrent with our initial public offering.

Going Concern

We have until April 27, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. We have $67,058 of working capital as of December 31, 2022 and may require additional capital to complete an initial business combination, which is available to us through our 2023 Promissory Note. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 27, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriter is entitled to a deferred fee of $0.35 per unit, or $3,667,869 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, and identification of third-party professionals with whom to consult regarding complex accounting applications.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Dr. Stelios Papadopoulos	72	Chairman of the Board
Parag Saxena	65	Chief Executive Officer, Director
Dr. Evangelos (Vangelis) Vergetis	43	President, Chief Operating Officer and Director
Gonzalo Cordova	68	Chief Financial Officer
Shrikant Sathe	66	Senior Vice President
Atanuu Agarrwal	31	Vice President
Daphne Karydas	47	Director
William Campbell	76	Director
Nina Shapiro	74	Director
Amitabh (Amit) Singhal	52	Director

Dr. Stelios Papadopoulos, the Chairman of our Board of Directors, is Chairman of the Board of Directors of Biogen Inc., Exelixis, Inc., and Regulus Therapeutics Inc. He is a co-founder of Exelixis, Inc. as well as co-founder and former Chairman of Anadys Pharmaceuticals, Inc. (acquired by Hoffman — La Roche in 2011) and Cellzome, Inc. (acquired by GlaxoSmithKline in 2012). In the not-for-profit sector, Dr. Papadopoulos is a member of the Board of Visitors of Duke Medicine, a member of the Global Advisory Board of the Duke Institute for Health Innovation, and co-founder and Chairman of Fondation Sante, a foundation providing research grants to biomedical scientists in Greece and Cyprus. Dr. Stelios Papadopoulos spent six years (2000-2006) at Cowen & Co., LLC, most recently as Vice Chairman, where as an investment banker he focused on the biotech and pharma sectors. Prior to joining Cowen, he spent 13 years as an investment banker at Paine Webber, Incorporated where he was most recently Chairman of Paine Webber Development Corp., a Paine Webber subsidiary focusing on biotechnology. He joined Paine Webber in 1987 from Drexel Burnham Lambert where he was an analyst in the Equity Research Department covering the biotechnology industry. Prior to Drexel, he was the biotechnology analyst of Donaldson, Lufkin & Jenrette. Before coming to Wall Street, Dr. Papadopoulos was on the faculty of the Department of Cell Biology at New York University School of Medicine. Dr. Papadopoulos holds an M.S. in physics, a Ph.D. in biophysics and an M.B.A. in finance, all from New York University. We believe Dr. Papadopoulus’s deep scientific, financial, entrepreneurial and business expertise and extensive experience as a member of the boards and board committees of other public companies qualifies him to serve on our Board of Directors.

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

Dr. Evangelos (Vangelis) Vergetis, our President, Chief Operating Officer, and member of our Board of Directors, is a company founder with over a dozen years of early-stage investing, strategic advisory, and operational experience in data science and healthcare. Dr. Vergetis is a co-founder and currently serves as the CEO and a member of the Board of Directors of Epikast Inc., a venture-backed company founded in 2022 which partners with biopharmaceutical companies as they engage their most important stakeholders: patients, caregivers, and physicians. Prior to Epikast he was a co-founder, CEO, and member of the Board of Directors of Intelligencia Inc., a venture-backed company founded in 2017 which applies artificial intelligence to pharmaceutical research and development to assess and minimize the risk of clinical development. He currently serves as an advisor to Intelligencia’s board of directors. Dr. Vergetis previously worked at Hakluyt from 2014 to 2018, where he was a Partner, and at McKinsey & Company from 2006 to 2014, where he most recently served as an Associate Partner. During his time at Hakluyt and McKinsey, Dr. Vergetis led or facilitated multiple diligences in healthcare, and several engagements designing and putting in place different operating models for healthcare companies. Dr. Vergetis has been working in the intersection of technology/data science and healthcare for more than a decade, is a board member and member of the Executive Committee of the Alliance for Artificial Intelligence in Healthcare (AAIH), and has served as a member of the Dean’s Advisory Council for Cornell’s Bowers College of Computing and Information Science. He received a B.S. in Computer Science and Electrical Engineering from Cornell University, and Ph.D. in Electrical Engineering from the University of Pennsylvania. We believe Dr. Vergetis’s deep financial, entrepreneurial and business expertise qualifies him to serve on our Board of Directors.

Gonzalo Cordova, our Chief Financial Officer, has served as Chief Financial Officer for Tenzing Acquisition Corporation since August 2018 through December 2020 and has been Senior and Lead Portfolio Manager of over $900 million in structured finance vehicles, including a collateralized financial obligations of private equity holdings and collateralized bond obligations of emerging market fixed income instruments. He has also served as director of a long short equity hedge fund, managed global balanced and fixed income funds and portfolios, served as Investment Counselor specializing in emerging markets and derivatives transactions, and has been a member of various investment policy and asset allocation committees. Mr. Cordova has been a Partner at Vedanta Capital since 2006, where he has served on committees having responsibility for evaluation and selection of private equity funds as well as private companies with an asset value of over $600M. Mr. Cordova earned his B.A. and M.A. degrees in economics from the University of Florida and a Diplôme d’Etudes Approfondies in economic policy from Institut d’Etudes Politiques in Paris. He received his PhD in economics from the Graduate Center, City University of New York, where he concentrated in environmental and financial economics. He holds a Chartered Financial Analyst designation.

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

Atanuu Agarrwal our Vice President, is Co-founder and Director at Upside AI, a investment management firm (founded in December 2017) in India that uses machine learning to drive investment decisions. Previously, he was Vice President at NSR Advisors and Vedanta. He had been an investment professional with them since December 2012, through to July 2021. Since August 2018, through December 2020 he served as Vice President for Tenzing Acquisition Corporation which completed an initial business combination with Reviva Pharmaceuticals. He has worked closely on investments worth over $500 million across financial services, education, telecom, pharmaceutical and media sectors. These include: (i) early stage investments in the biotech, digital health, medical devices, and SAAS sectors for Vedanta and Tenzing Acquisition Corporation; (ii) a financial services platform to invest in PNB Housing Finance, which platform subsequently sold to Carlyle in 2015 resulting in a highly profitable exit for NSR Advisors; PNB Housing Finance later went public in India; and (iii) NSR’s investments in Beaconhouse, a large network of K12 schools present in 7 countries, and Varsity Education Management, a leading service provider to K12 schools and colleges in India. From 2011 to 2012, Mr. Agarrwal was part of the investment banking team at Credit Suisse where he was part of the successful $3 billion acquisition of a stake in a Portuguese utility, EDP, by China Three Gorges, which at that time was the largest ever China-into-Portugal cross-border investment. Mr. Agarrwal holds a B.tech and M.tech in Materials Science from the Indian Institute of Technology, Bombay where he completed a dissertation on the applications of Graphene in drug delivery systems and co-authored a paper in the prestigious Journal of Magnetism and Magnetic Materials.

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

William Campbell, a member of our Board of Directors, currently serves as President of Sanoch Management, a consulting and investment vehicle for financial companies, start-ups, and venture capital firms, since January 2012. He also serves as Senior Operating Advisor for NSR Advisors. Mr. Campbell served as a Senior Advisor to the Chairman and CEO of JPMorgan Chase from 2008 until 2012. Prior to that position, William was the Chairman of the Card Services Unit at JPMorgan Chase, the nation’s second largest credit card organization, from 2003 until 2008. From 2005 to 2007 he served as Chairman of Visa International, leading the organization to its IPO, the largest in U.S. history in 2008. Prior to his executive roles mentioned above, Mr. Campbell oversaw Citigroup’s Global Consumer Business from 1996 through 2000. Mr. Campbell spent 28 years at Philip Morris, including five years as Chief Executive Officer of Philip Morris USA. He began his career in Canada in brand management and eventually served as President of Philip Morris Asia Pacific, EVP of Marketing and Sales for Philip Morris USA, and then EVP of Strategic Planning for Philip Morris Companies. William Campbell earned a Bachelor’s Degree in Economics from the University of Alberta in 1965 and a Master’s Degree in Business Administration from the University of Western Ontario in 1967. In 2001, together with his wife and daughters, Mr. Campbell created The Campbell Family Foundation. A primary goal of Mr. Campbell and his family was to become active philanthropists with a mission of providing low cost interventions to change lives. In support of that effort he serves as a founding Board member and Chairman of the END Fund, a private philanthropic initiative dedicated to controlling and eliminating neglected tropical diseases (NTDs) that affect over one billion people globally. Mr. Campbell is a passionate and avid supporter of the Brooklyn Academy of Music (BAM), where he has served on the Board since 1992. His appreciation of the arts has also inspired William to serve as the Chairman of The Byrd Hoffman Water Mill Foundation that honors the work of Robert Wilson and provides residency opportunities for artists’ development. We believe Mr. Campbell’s extensive experience in general management and corporate finance across marquee multinational corporations qualifies him to serve on our Board of Directors.

Nina Shapiro, a member of our Board of Directors, is a Senior Operating Advisor for NSR Advisors. She is the former Vice President Finance and Treasurer of the World Bank Group’s International Finance Corporation (IFC). She was appointed Treasurer in 2000 and Vice President Finance in 2003, and held those titles until she retired in 2011. In those roles Ms. Shapiro managed IFC’s funding, liquid asset investments, asset liability management and the Corporation’s initiatives in structured finance and in local currency and risk hedging instruments. She has also held several prominent positions at the World Bank including Senior Financial Analyst for Asia Infrastructure and Director of Project Finance and Guarantees, where she developed the Bank’s partial risk guarantee instrument in project finance and the partial credit guarantee in capital market transactions. Ms. Shapiro has served on the boards of HSBC Global Asset Management, Global Parametrics, Indentiv and served on the board of Man Group PLC until 2018. She also currently serves on the advisory boards of Mountain Nazca and Carbon Trust. Ms. Shapiro holds an MBA from Harvard Business School, where she received a Sheldon Fellowship, and a Masters in Planning from Harvard Graduate School of Design. In 2010, she received the Euroweek Lifetime Achievement Award for her contributions to the capital markets. We believe Ms. Shapiro’s strong expertise in finance and international and domestic business transactions qualifies her to serve on our Board of Directors.

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

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Campbell and Ms. Shapiro, expired at our first annual meeting of shareholders, at which both Mr. Campbell and Ms. Shapiro were re-elected to the board. The term of office of the second class of directors, consisting of Messrs. Singhal and Vergetis and Ms. Karydas, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Messrs. Papadopoulos and Saxena, will expire at our third annual meeting of shareholders.

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

Individual	Entity	Entity’s Business	Affiliation
Dr. Stelios Papadopoulos	Biogen Inc.	Biopharmaceuticals	Chairman

	Exelixis, Inc.	Biotechnology	Chairman

	Regulus Therapeutics Inc.	Biopharmaceuticals	Chairman

Parag Saxena	New Silk Route Partners Ltd (and affiliated entities)	Asset Management	CEO and Director

	Vedanta Partners, LLC (and affiliated entities)	Asset Management	CEO and Member of Board of Managers

	Tenzing LLC	Asset Management	Managing Member
	Ascend Telecom Infrastructure Private Limited	Telecom Towers	Director

	Augere Holdings (Netherlands)BV	Telecom Services	Director

	Loan Frame Technologies PTE Ltd.	Financial Technology	Director

	SetuServ, Inc.	Software Services	Director

	CereSpir Inc.	Pharmaceutical Research	Director

	Arduino Holdings Limited	Asset Management	Director

	Cercacor Laboratories, Inc.	Medical Devices	Director
	Weikfield Foods Private Limited	Consumer Packaged Goods	Director
	Eco Valley Farms and Foods Ltd	Consumer Packaged Goods	Director
	Puruvaras Consultancy Private Ltd	Business Consulting	Director
	CHIPS. Health, Ltd.	Healthcare Platform	Director
	Bio Bharat Ltd. (and affiliated entities)	Biotechnology	Director

Dr. Evangelos (Vangelis) Vergetis	Epikast, Inc.	Healthcare services and technology	CEO and Director
	Alliance for Artificial Intelligence in Healthcare(AAIH)	Global Advocacy	Director

Gonzalo Cordova	Vedanta Management, LP	Asset Management	Partner, Portfolio Manager

Shrikant Sathe	Vedanta Management, LP	Asset Management	Director of Business Development

	Augere Wireless Bangladesh Broadband, Ltd.	Telecom Services	Director

Atanuu Agarrwal
	Wyridian Advisors LLP	Asset Management	Partner

Daphne Karydas	Syndax Pharmaceuticals Inc.	Biopharmaceuticals	CFO
	Elicio Therapeutics, Inc.	Biotechnology	Director

William Campbell	Sanoch Management	Asset Management	Founder

	New Silk Route Advisors, LP (and affiliated entities)	Asset Management	Senior Operating Advisor

	First Beverage Group LLC	Asset Management	Director

Nina Shapiro	New Silk Route Advisors, LP (and affiliated entities)	Asset Management	Senior Operating Advisor

	Indentiv, Inc.	Security	Director

	HSBC Global Asset Management	Asset Management	Director

	Global Parametrics Man Group RusRail Leasing African Minerals World Bank Group	Technology Asset Management Commercial Services Iron Ore Development Financial Institution	Director Board Member Board Member Board Member Pension Board Member

Amitabh (Amit) Singhal	GOQii Inc.	Technology	Director

	One Hundred Feet Inc.	Technology	Director

	Fingo Inc.	Financial Technology	Director

	REX Homes	Real Estate	Director

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our sponsor purchased founder shares and private units. Our initial shareholders have agreed to waive their right to liquidating distributions with respect to its founder shares and private shares if we fail to consummate our initial business combination within 24 months. However, our initial shareholders are entitled to receive liquidating distributions with respect to public shares if we fail to consummate our initial business combination within the required time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the insider units will be used to fund the redemption of our public shares, and the insider units will expire worthless. Subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell their founder shares until the earlier of (i) one year after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the insider units will not be transferable, assignable or salable by our initial shareholders until after the completion of our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

	Number of	Percentage
	Shares	of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Ordinary
Eucrates LLC (2)	2,619,906	62.3%
Dr. Stelios Papadopoulos(2)	2,619,906	62.3%
Parag Saxena(2)	2,619,906	62.3%
Dr. Evangelos (Vangelis) Vergetis(3)	—	—
Shrikant Sathe(3)	—	—
Gonzalo Cordova(3)	—	—
Atanuu Agarrwal(3)	—	—
Daphne Karydas(3)	—	—
William Campbell(3)	—	—
Nina Shapiro((3)	—	—
Amitabh (Amit) Singhal(3)	—	—
BlackRock, Inc.(4)	900,132	21.4%
T. Rowe Price Associates, Inc.(5)	730,864	17.4%
All officers and directors as a group (10 individuals)	2,619,906	62.3%
(1)	Unless otherwise indicated, the business address of each of the individuals is 250 West 55th Street Suite 13D New York, New York 10019.

(2)	Represents shares held by our sponsor. Each of our officers and directors is expected to become a member of our sponsor. The shares held by our sponsor are beneficially owned by Parag Saxena, our Chief Executive Officer, and Stelios Papadopoulos, our Chairman, the managing members of our sponsor, who have voting and dispositive power over the shares held by our sponsor.
(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor.
(4)	Based solely upon the Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 8, 2022.
(5)	Based solely upon the Schedule 13G filed by T. Rowe Price Associates, Inc. with the SEC on February 8, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In August 2020, our sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 of the founder shares. The founder shares included an aggregate of up to 375,000 shares subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that our sponsor would collectively own 20% of the Company’s issued and outstanding shares after our initial public offering (assuming our sponsor did not purchase any Public Shares in our initial public offering and excluding the private units and underlying securities). As a result of the underwriters’ election to partially exercise their over-allotment option on November 24, 2020, a total of 119,906 founder shares are no longer subject to forfeiture and 255,094 founder shares were forfeited, resulting in 2,619,906 founder shares issued and outstanding.

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

Simultaneously with the closing of our initial public offering, our Sponsor purchased an aggregate of 350,000 private units at a price of $10.00 per private unit, or $3,500,000. On November 24, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 9,592 private units to our sponsor, at a price of $10.00 per private unit, generating gross proceeds of $95,925.

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

On January 20, 2022, we issued the 2022 Promissory Note to our sponsor. The 2022 Promissory Note provides that we may borrow up to an aggregate maximum amount of $600,000 from our sponsor. On January 24, 2022, we made an initial draw on the 2022 Promissory Note of $250,000, and on November 7, 2023 we drew down the remaining $350,000 available on the 2022 Promissory Note. On February 15, 2023 we issued the 2023 Promissory Note to our sponsor. The 2023 Promissory Note provides that we may borrow up to an aggregate maximum amount of $500,000 from our sponsor. Also on February 15, 2023 we made an initial draw on the 2023 Promissory Note of $96,000, followed by a draw of $150,000 on March 31, 2023. The notes are convertible into private units as described above.

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

Our initial shareholders and their permitted transferees can demand that we register the founder shares, the insider units and underlying securities and any securities issued upon conversion of working capital loans. The holders of the private units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates an initial business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of an initial business combination.

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

Audit Fees. During the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $110,000 and $83,000 for the services Marcum performed in connection with the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K and reviews of our quarterly Form 10-Qs.

Audit-Related Fees. During the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $0 and $0 for the services Marcum performed in connection with our initial public offering.

Tax Fees. During the year ended December 31, 2022 and 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)The following documents are filed as part of this annual report on Form 10-K/A:

(1) Financial Statements:

(2) Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

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

10.3	Unit Subscription Agreement between the Company and our sponsor (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on October 28, 2020)
10.4	Registration Rights Agreement - (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 on October 15, 2020)
10.5	Form of Indemnity Agreement - (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1 on October 15, 2020)
10.6	Promissory Note, dated January 20, 2022 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on January 26, 2022)

Exhibit Number	Description

10.6	Promissory Note, dated February 15, 2023 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 16, 2023)
24	Power of Attorney (included on signature page of this annual report).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished.
***	Previously filed.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 13th day of April, 2023.

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

Name	Position	Date

/s/ Parag Saxena	Chief Executive Officer and Director	April 13, 2023
Parag Saxena	(Principal executive officer)

/s/ Gonzalo Cordova	Chief Financial Officer	April 13, 2023
Gonzalo Cordova	(Principal financial and accounting officer)

/s/ Stelios Papadopoulos	Director	April 13, 2023
Stelios Papadopoulos

/s/ Evangelos Vergetis	Director	April 13, 2023
Evangelos Vergetis

/s/ Daphne Karydas	Director	April 13, 2023
Daphne Karydas

/s/ Amitabh Singal	Director	April 13, 2023
Amitabh Singal

/s/ William Campbell	Director	April 13, 2023
William Campbell

/s/ Nina Shapiro	Director	April 13, 2023
Nina Shapiro

EUCRATES BIOMEDICAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Eucrates Biomedical Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eucrates Biomedical Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Liquidation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, on April 7, 2023 the Company’s Board of Directors approved the redemption of all of the Company’s outstanding ordinary shares issued as part of the Company’s initial public offering.  The Company expects to complete the redemptions by April 27, 2023 and immediately thereafter liquidate and dissolve.  The accompanying financial statements do not include any adjustments that might result from the Company’s decision to redeem these outstanding ordinary shares and subsequently liquidate and dissolve.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

April 13, 2023

New York, NY

EUCRATES BIOMEDICAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$18,865	$49,156
Prepaid expenses	113,333	215,000
Total Current Assets	132,198	264,156

Cash and marketable securities held in Trust Account	12,353,160	104,842,820
TOTAL ASSETS	$12,485,358	$105,106,976

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$5,080	$38,460
Convertible promissory note - related party	60,060	—
Total current liabilities	65,140	38,460

Warrant liability	216,785	2,093,894
Deferred underwriting fee payable	3,667,869	3,667,869
TOTAL LIABILITIES	3,949,794	5,800,223

Commitments and Contingencies

Ordinary shares subject to possible redemption 1,226,561 and 10,479,626 shares at redemption value as of December 31, 2022 and 2021, respectively	12,253,160	104,796,260

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,979,499 issued and outstanding (excluding 1,226,561 and 10,479,626 shares subject to possible redemption) as of December 31, 2022 and 2021, respectively	—	—
Accumulated deficit	(3,717,596)	(5,489,507)
Total Shareholders’ Deficit	(3,717,596)	(5,489,507)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT	$12,485,358	$105,106,976

The accompanying notes are an integral part of the financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021
Formation and operational costs	$698,578	$743,071
Loss from operations	(698,578)	(743,071)

Other income:
Interest earned on cash and marketable securities held in Trust Account	701,134	35,761
Change in fair value of warrants	1,877,109	4,530,016
Change in fair value of convertible promissory note - related party	539,940	1,523
Total other income	3,118,183	4,567,300

Net income	$2,419,605	$3,824,229

Basic and diluted weighted average shares outstanding, Redeemable ordinary shares	8,674,770	10,479,626
Basic and diluted net income per share, Redeemable ordinary shares	$0.21	$0.28

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,979,499	2,979,499
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.21	$0.28

The accompanying notes are an integral part of the financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

				Total
	Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – December 31, 2020	2,979,499	$—	$(9,313,736)	$(9,313,736)

Net income	—	—	3,824,229	3,824,229

Balance – December 31, 2021	2,979,499	—	(5,489,507)	(5,489,507)

Accretion of ordinary shares subject to possible redemption	—	—	(647,694)	(647,694)

Net income	—	—	2,419,605	2,419,605

Balance – December 31, 2022	2,979,499	$—	$(3,717,596)	$(3,717,596)

The accompanying notes are an integral part of the financial statements.

EUCRATES BIOMEDICAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,419,605	$3,824,229
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,877,109)	(4,530,016)
Interest earned on cash and marketable securities held in Trust Account	(701,134)	(35,761)
Unrealized gain on marketable securities held in Trust Account	—	(1,523)
Change in fair value of convertible promissory note - related party	(539,940)	—
Changes in operating assets and liabilities:
Prepaid expenses	101,667	255,106
Accrued expenses	(33,380)	(14,143)
Net cash used in operating activities	(630,291)	(502,108)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	93,190,794	—
Net cash provided by investing activities	93,190,794	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	600,000	—
Redemption of ordinary shares	(93,190,794)	—
Net cash used in financing activities	(92,590,794)	—

Net Change in Cash	(30,291)	(502,108)
Cash – Beginning	49,156	551,264
Cash – Ending	$18,865	$49,156

Non-Cash Investing and Financing Activities:
Accretion for Ordinary Shares to redemption amount	$647,694	$—

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

At December 31, 2022, the Company had not yet commenced any operations. All activity from inception through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates nonoperating income in the form of interest income from the proceeds derived from the marketable securities held in the Trust Account (as defined below) and changes in fair value of warrant liability.

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

On October 24, 2022, the Company held a special meeting to vote on an amendment to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination from October 27, 2022 to April 27, 2023 (the “Extension Proposal”). In connection with the Extension Proposal, shareholders elected to redeem 9,253,065 Ordinary Shares, which represents approximately 88% of the shares that were part of the units that were sold in the Company’s initial public offering. Following such redemptions, approximately $12,353,160 remained in the trust account and 2,979,499 Ordinary Shares remained issued and outstanding.

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 27, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has $67,058 working capital as of December 31, 2022 and may require additional capital to complete a Business Combination, which is available to the Company through the Promissory Note. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 27, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Offering Costs

The Company complies with the requirement of Accounting Standard Codification (ASC) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $6,057,930 were charged to temporary equity upon the completion of the Initial Public Offering and the partial exercise of the underwriters’ over-allotment and $111,046 of the offering costs were related to the warrant liabilities and charged to the statement of operations for the year ended December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At December 31, 2022, all of the assets held in the Trust Account were held in cash. At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320, “Debt and Equity Securities.” These securities were classified as trading securities with unrealized gains/losses, if any, recognized through the statements of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as a component of shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against ordinary shares and accumulated deficit.

At December 31, 2022 and 2021, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$104,796,260
Less:
Proceeds allocated to Public Warrants	(1,886,333)
Ordinary shares issuance costs	(6,057,930)
Plus:
Accretion of carrying value to redemption value	7,944,263
Ordinary shares subject to possible redemption, December 31, 2021	104,796,260
Less:
Redemptions	(93,190,794)
Plus:
Accretion of carrying value to redemption value	647,694
Ordinary shares subject to possible redemption, December 31, 2022	$12,253,160

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 and 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted British Virgin Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net Income Per Ordinary Share

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants to purchase 359,592 Units is contingent upon the occurrence of future events. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2022		2021
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,801,015	$618,590	$2,977,645	$846,584
Denominator:
Basic and diluted weighted average ordinary share outstanding	8,674,770	2,979,499	10,479,626	2,979,499
Basic and diluted net income per ordinary share	$0.21	$0.21	$0.28	$0.28

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

Promissory Note – Related Party

On November 7, 2022, the Company made a second draw on the Promissory Note of $350,000. The total amount drawn on the Promissory Note at December 31, 2022 was $600,000, which is now fully drawn upon. The Promissory Note does not bear any interest. If the Company completes an initial business combination, amounts outstanding under the Promissory Note would be repaid. In the event that the Company is unable to complete an initial business combination, a portion of the working capital held outside the trust account would be used to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. The loans are convertible into units of the Company, at a price of $10.00 per unit, at the option of the Sponsor. The units would be identical to those units that were issued to the Sponsor in a private placement concurrent with the Company’s initial public offering.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company entered into a loan agreement with Eucrates LLC (the “Sponsor”) on January 20, 2022, that provides for borrowings of up to $600,000 (the “2022 Promissory Note”). The Sponsor Loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. On January 24, 2022, the Company made an initial draw on the 2022 Promissory Note of $250,000 and a second draw on November 7, 2022 of $350,000. At December 31, 2022, there was $600,000 of borrowings under the Sponsor Loan. This loan was valued using the fair value method. The fair value of the loan as of December 31, 2022, was $60,060, which resulted in a change in fair value of the convertible promissory note of $539,940 recorded in the statements of operations for the year ended December 31, 2022 (see Note 9). On February 15, 2023, a 2023 Promissory Note was issued, with initial draws of $96,000 on February 15, 2023, followed by a draw of $150,000 on March 31, 2023.

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (together with the Sponsor Loan, the “Working Capital Loans”). The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The units would be identical to those units that were issued to the Sponsor in a private placement concurrent with the Company’s initial public offering. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue an unlimited number of no-par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. At December 31, 2022 and 2021, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no-par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 2,979,499 shares of ordinary shares issued and outstanding, excluding 1,226,561 and 10,479,626, respectively, ordinary shares subject to possible redemption which are presented as temporary equity, respectively, so that the Sponsor will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the Private Units and assuming the Sponsor did not purchase any Units in the Initial Public Offering).

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,		December 31,
Description	Level	2022	Level	2021
Assets:
Cash and marketable securities held in Trust Account	1	$12,353,160	1	$104,842,820

Liabilities:
Warrant Liability – Public Warrants	1	$209,593	1	$2,024,156
Warrant Liability – Private Placement Warrants	3	$7,192	3	$69,738
Convertible Promissory Note - Related Party	3	$60,060	3	$—

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying December 31, 2022 and 2021 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The fair value of the Private Placement Warrants was estimated at December 31, 2022 and 2021 to be $0.06 and $0.06, respectively, using a binomial lattice option pricing model. A comparison with a Black-Scholes model with the following assumptions produced similar results:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.54%	1.19%
Effective expiration date	05/15/2023	7/7/2026
Dividend yield	0.00%	0.00%
Expected volatility	16.7%	12.1%
Exercise price	$11.50	$11.50
Ordinary Share Price	$9.99	$9.76

The following table presents the changes in fair value of the Level 3 warrant liabilities:

			Level 3
	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2021	$69,738	$—	$69,738
Change in fair value of warrants	(62,546)	—	(62,546)
Fair value as of December 31, 2022	$7,192	$—	$7,192

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2022 and 2021.

The fair value of the Convertible Promissory Note – Related Party was estimated as the as converted value at December 31, 2022 and January 24, 2022 (initial measurement) to be $60,060 and $186,900, respectively, using a Black-Scholes model for the underlying warrants, which used the following assumptions:

	December 31,	January 24,
	2022	2022
Risk-free interest rate	4.54%	2.42%
Effective expiration date	05/15/2023	7/7/2026
Dividend yield	0.00%	0.00%
Expected volatility	16.7%	4.8%
Exercise price	$11.50	$11.50
Ordinary Share Price	$9.99	$9.84
Probability of transaction	10.0%	75.0%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note – Related Party:

Convertible
Promissory
Note
Fair value as of January 1, 2022	$—
Proceeds received through convertible note - Related Party on January 24, 2022	250,000
Proceeds received through convertible note - Related Party on November 7, 2022	350,000
Change in valuation inputs or other assumptions	(539,940)
Fair value as of December 31, 2022	$60,060

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Promissory Note

On February 15, 2023, the Company issued a second unsecured promissory note to the Sponsor. The Promissory Note provides that the Company may borrow up to an aggregate maximum amount of $500,000 from the Sponsor. Also on February 15, 2023, the Company made an initial draw on the Promissory Note of $96,000, followed by a draw of $150,000 on March 31, 2023.

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

Liquidation

On April 7, 2023, the board of directors (the “Board”) of the Company approved the redemption of all of the outstanding ordinary shares of the Company, no par value, that were included in the Company’s IPO (the “Public Shares”). The Company anticipates that it will not be able to consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association, and as a result the Company intends to dissolve and liquidate. The redemption of the Public Shares is expected to be completed on April 27, 2023. As of the close of business on April 26, 2023, the Company will stop trading its Public Shares, and each Public Share held at that time will represent the right to receive the redemption amount of approximately $10.00.